Form 10-Q
period 1995-09-30
AMERICA FIRST PREP FUND 2 PENSION SERIES LTD PARTNERSHIP
filed 1995-11-14
CIK 812565

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 1995 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number:  0-17582

  AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
     (Exact name of registrant as specified in its charter)

          Delaware                                47-0719051
(State or other jurisdiction                    (IRS Employer
of incorporation or organization)            Identification No.)


Suite 400, 1004 Farnam Street, Omaha, Nebraska          68102
(Address of principal executive offices)                (Zip Code)


                       (402) 444-1630
(Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES   X                  NO

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                            Sept. 30, 1995
                                                                                                (Unaudited)       Dec. 31, 1994
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 $    1,680,675      $    1,551,380
 Investment in mortgage-backed securities (Note 5)                                               9,592,217          10,202,877
	Investment in preferred real estate participations (PREPs),
	 net of valuation allowance (Note 6)                                                                 -                   -
	Interest receivable																																																																																65,487              67,888
 Other assets                                                                                       52,223														57,624
                                                                                             --------------      --------------
                                                                                            $   11,390,602      $   11,879,769
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                 $       50,581      $       51,064
  Distribution payable (Note 4)                                                                    215,616             223,083
                                                                                             --------------      --------------
                                                                                                   266,197             274,147
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                      100                 100
  Beneficial Unit Certificate Holders
  ($12.28 per BUC in 1995 and $12.81 in 1994)                                                   11,124,305          11,605,522
                                                                                             --------------      --------------
                                                                                                11,124,405          11,605,622
                                                                                             --------------      --------------
                                                                                            $   11,390,602      $   11,879,769
                                                                                             ==============      ==============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                            For the             For the        For the Nine        For the Nine
                                                      Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     Sept. 30, 1995      Sept. 30, 1994      Sept. 30, 1995      Sept. 30, 1994
                                                     --------------      --------------      --------------      --------------
Income
 Mortgage-backed securities income                  $      178,784      $      166,233      $      547,381      $      469,271
 Equity in earnings of property partnerships                21,046              12,647              59,043              39,719
 Interest income on temporary cash investments              21,784              13,803              62,601              61,340
                                                     --------------      --------------      --------------      --------------
                                                           221,614             192,683             669,025             570,330
Expenses
 General and administrative expenses (Note 7)               41,644              39,058             130,728             120,368
                                                     --------------      --------------      --------------      --------------
Net income                                          $      179,970      $      153,625      $      538,297      $      449,962
                                                     ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $        3,257      $        3,406      $        9,883      $       10,264
 BUC Holders                                               176,713             150,219             528,414             439,698
                                                     --------------      --------------      --------------      --------------
                                                    $      179,970      $      153,625      $      538,297      $      449,962
                                                     ==============      ==============      ==============      ==============
Net income per BUC                                  $        .1951      $        .1658      $        .5833      $        .4853
                                                     ==============      ==============      ==============      ==============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                              General          Certificate
                                                                              Partner              Holders               Total
                                                                        --------------     ----------------     ---------------
Partners' Capital (excluding net unrealized holding losses)
 Balance at December 31, 1994                                          $          100     $     11,605,522     $    11,605,622
 Net income                                                                     9,883              528,414             538,297
 Cash distributions paid or accrued (Note 4)                                   (9,883)            (978,452)           (988,335)
                                                                        --------------     ----------------     ---------------
                                                                                  100           11,155,484          11,155,584
                                                                        --------------     ----------------     ---------------
Net unrealized holding losses
 Balance at December 31, 1994                                                    -                    -                   -
 Net change                                                                      -                 (31,179)            (31,179)
                                                                        --------------     ----------------     ---------------
                                                                                 -                 (31,179)            (31,179)
                                                                        --------------     ----------------     ---------------
Balance at September 30, 1995                                          $          100     $     11,124,305     $    11,124,405
                                                                        ==============     ================     ===============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1995      Sept. 30, 1994
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                $       538,297     $       449,962
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Equity in earnings of property partnerships                                                    (59,043)            (39,719)
    Amortization of discount on mortgage-backed securities                                          (7,414)            (16,821)
    Decrease in interest receivable                                                                  2,401              10,232
    Decrease in other assets                                                                         5,401               6,524
    Decrease in accounts payable                                                                      (483)             (3,121)
                                                                                            ---------------     ---------------
 Net cash provided by operating activities                                                         479,159             407,057

Cash flows from investing activities
 Mortgage principal payments received                                                              586,895             855,073
 Distributions received from PREPs                                                                  59,043              95,533
 Investment in PREPs                                                                                  -                (11,019)
 Acquisition of mortgage-backed securities                                                            -             (1,046,205)
                                                                                            ---------------     ---------------
 Net cash provided by (used in) investing activities                                               645,938            (106,618)

Cash flow used in financing activity
 Distributions paid                                                                               (995,802)         (1,027,595)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                                     129,295           (727,156)
Cash and temporary cash investments at beginning of period                                       1,551,380           2,081,941
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                       $     1,680,675     $     1,354,785
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(UNAUDITED)

1. ORGANIZATION

America First PREP Fund 2 Pension Series Limited Partnership (the Partnership) was formed on February 2, 1988, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring a portfolio of federally-insured multifamily mortgages and other investments including preferred real estate participations (PREPs). PREPs consist of equity interests which are intended to provide the Partnership with a participation in the net cash flow and net sale or refinancing proceeds of the properties collateralizing the mortgage loans. The Partnership began operations with the first escrow closing on May 25, 1988, and will continue in existence until December 31, 2017, unless terminated earlier under the provisions of the Partnership Agreement. The General Partner of the Partnership is America First Capital Associates Limited Partnership Six (AFCA 6).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A)Financial Statement Presentation
   The financial statements of the Partnership are prepared without audit on
			the accrual basis of accounting in accordance with generally accepted
			accounting principles.  In the opinion of	management, all normal and
			recurring adjustments necessary to present fairly	the financial position at
			September 30, 1995, and results of operations for all periods presented	have
			been made.

 B)Investment in Mortgage-Backed Securities
   On January 1, 1994, the Partnership adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). FAS 115 requires that investment securities be classified as held-to-maturity, available-for-sale, or trading. Under FAS 115, investments classified as held-to-maturity are carried at amortized cost. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities will be reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as trading. FAS 115 had no impact to partners' capital or earnings prior to June 30, 1995, since all investments in mortgage-backed securities were classified as held-to-maturity. As described in Note 5, on June 30, 1995, the Partnership reclassified certain mortgage-backed securities from the held-to-maturity category to the available-for-sale category.

 C)Investment in PREPs
   The investment in PREPs consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are
   accounted for	using the equity method.  The investments have been reduced
   to zero and earnings are recorded to the extent of distributions received.

 D)Allowance for Losses on Investments in PREPs
   The allowance for losses on investments in PREPs is a valuation reserve
			which has been established at a level that management feels is adequate to
			absorb potential losses on investments in PREPs.  The allowance is based upon
			management's estimates of discounted future cash flows; however, the ultimate realized values may vary from current estimates.  These estimates are periodically reviewed and, as adjustments become necessary, they are reported in the period in which they become known.

 E)Income Taxes
   No provision has been made for income taxes since Beneficial Unit
			Certificate (BUC) Holders are required to report their share of the
			Partnership's income for federal and state income tax purposes.

 F)Temporary Cash Investments
   Temporary cash investments are invested in short-term debt securities
			purchased with an original maturity of three months or less.

	G)Net Income Per BUC
			Net income per BUC has been calculated based on the number of BUCs
			outstanding (905,974) for all periods presented.

3. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which consisted of the following at September 30, 1995:

 Cash and temporary cash investments                                                       $     1,479,727
 GNMA Certificates                                                                               1,780,781
 FNMA Certificates                                                                               1,437,675
                                                                                            ---------------
 Balance at September 30, 1995                                                             $     4,698,183
																																																																																												===============

The reserve account was established to maintain working capital for the Partnership and is available for distribution to BUC Holders and for any contingencies related to Permanent Investments and the operation of the Partnership.

4. PARTNERSHIP INCOME, EXPENSES AND CASH DISTRIBUTIONS

The Partnership Agreement contains provisions for distributing the cash available for distribution and for the allocation of income and expenses for tax purposes among AFCA 6 and BUC Holders.

Cash distributions included in the financial statements represent the actual cash distributions made during each period, and the cash distributions accrued at the end of each period.

5. INVESTMENT IN MORTGAGE-BACKED SECURITIES

The mortgage-backed securities held by the Partnership represent Government National Mortgage Association (GNMA) Certificates and Federal National Mortgage Association (FNMA) Certificates. The GNMA Certificates are backed by first mortgage loans on multifamily housing properties and pools of single-family properties. The FNMA Certificates are backed by pools of single-family properties. The GNMA Certificates are debt securities issued by a private mortgage lender and are guaranteed by GNMA as to the full and timely payment of principal and interest on the underlying loans. The FNMA Certificates are debt securities issued by FNMA and are guaranteed as to the full and timely payment of principal and interest on the underlying loans.

On June 30, 1995, the Partnership transferred all securities held in the reserve account from the held-to-maturity classification to the available-for-sale classification.

At September 30, 1995 the total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for available-for-sale securities are $3,249,635, $27,851, $59,030 and $3,218,456, respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $6,373,761, $164,896, $291,750 and $6,246,907, respectively.

Descriptions of the Partnership's mortgage-backed securities at September 30, 1995, are as follows:

                                        					               			    Number		 Interest									Maturity     						Carrying
  Type of Security and Name        					Location              			of Units   	   Rate  		 								Date       						Amount
  ----------------------------------				--------------------     --------   --------  		-------------    -----------------
  Held-to-Maturity
    GNMA Certificates:
     Ashwood Apartments            					Tulsa, OK              					144     			9.25%   						07/15/23   $     		561,903
     Broadmoor Court	              					Colorado Springs, CO        	46		   			9.25%   						10/15/29			     			584,388
			  Owings Chase Apartments												Pikesville, MD														234								6.75%(1)						12/15/23									3,241,667
			  Pools of single-family properties 																													N/A								8.74%(2)		2016 to 2018									1,985,803
                                                                                                          ----------------
                                                                                                              6,373,761
                                                                                                          ----------------

  Available-for-Sale
    GNMA Certificates:
			  Pools of single-family properties																														N/A								6.03%(2)										2008											904,044(3)
			  Pools of single-family properties																														N/A								7.58%(2)										2008											876,737(3)

		  FNMA Certificates:
			  Pools of single-family properties																														N/A								5.52%(2)										2000									1,437,675(3)
																																																																																																									-----------------
																																																																																																														3,218,456
                                                                                           														-----------------
  Balance at September 30, 1995                                                                         $     9,592,217
                                                                                           														=================

  (1) The Partnership restructured the security during the first quarter of 1994 which lowered the interest rate from 9.25%.

  (2)  Represents yield to the Partnership.

		(3)		Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1994																																																																											 $		 	10,202,877
		Addition
			Amortization of discount on GNMAs																																																																														7,414
		Deduction
			Mortgage principal payments received																																																																								(586,895)
   Net unrealized holding losses on available-for-sale securities                                               (31,179)
																																																																																																									---------------
Balance at September 30, 1995																																																																						 				$				 9,592,217
																																																																																																									===============

6.	INVESTMENT IN PREPs

The Partnership's PREPs consist of interests in limited partnerships which own multifamily properties financed by the Partnership. The limited partnership agreements originally provided for the payment of a base return on the equity provided to the limited partnerships and for the payment of additional amounts out of a portion of the net cash flow or net sale or refinancing proceeds of the properties subject to various priority payments. Certain of the agreements have been amended to defer payment of the base return.

Descriptions of the PREPs at September 30, 1995, are as follows:

                                                                                                               Carrying
  Name                             Location                 Partnership Name                                     Amount
  --------------------------       --------------------     -----------------------------              -----------------
  Broadmoor Court                  Colorado Springs, CO     Stazier Associates Colorado Springs, Ltd. $          53,547
  Owings Chase Apartments          Pikesville, MD           Owings Chase Limited Partnership                    150,000
  Ashwood Apartments               Tulsa, OK                129th Street Limited Partnership                       -
  Laurel Park Apartments           Riverdale, GA            Gold Key Venture                                       -
                                                                                                       -----------------
                                                                                                      $         203,547
  Less valuation allowance                                                                                     (203,547)
                                                                                                       -----------------
  Balance at September 30, 1995                                                                       $            -
                                                                                                       =================

Reconciliation of the carrying amount of the PREPs is as follows:

Balance at December 31, 1994                                                                          $            -
  Addition
   Equity in earnings of property partnerships                                                                   59,043
  Deduction
   Distributions received from PREPs                                                                            (59,043)
                                                                                                       -----------------
Balance at September 30, 1995                                                                         $            -
                                                                                                       =================

The following summarizes the activity in the valuation allowance:

Balance at December 31, 1994                                                                          $         328,067
  Write-off(1)                                                                                                 (124,520)
                                                                                                       -----------------
Balance at September 30, 1995                                                                         $         203,547
                                                                                                       =================

(1) During the second quarter of 1995, the Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker. Therefore, the valuation allowance which had previously been established for the full amount of this equity investment was written off.

7. TRANSACTIONS WITH RELATED PARTIES

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 during 1995 was $103,204 ($24,141 for the quarter ended September 30, 1995). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 6 is entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. During 1995, AFCA 6 earned administrative fees of $21,742 ($7,173 for the quarter ended September 30, 1995). Of this amount, $19,991 ($6,590 for the quarter ended September 30,
1995) was paid by the Partnership and the remainder was paid by property owners.

The general partner of the partnership which owns Owings Chase Apartments is principally owned by an affiliate of AFCA 6. Such employee has a nominal interest in the affiliate. Affiliates of AFCA 6 also own small interests in the general partner. The general partner has an interest in the property partnership's profits and losses, and cash flow which is subordinate to the limited partners.

An affiliate of AFCA 6 has been retained to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $27,198 ($9,171 for the quarter ended September 30, 1995).

  Item 2.
AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in four states, GNMA Certificates backed by pools of single-family mortgages (the GNMA Certificates); and (ii) limited partnership interests (PREPs) in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. The Partnership has been repaid by GNMA on the mortgage-backed securities collateralized by the Villages at Moonraker and Laurel Park Apartments. During the second quarter of 1995, the Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker. Therefore, the Partnership no longer has an equity interest in this property. The Partnership continues to hold its equity interest in Laurel Park Apartments. Collectively, the remaining GNMA Certificates and the PREPs are referred to as the Permanent Investments.

The following table shows the occupancy levels of the properties financed by the Partnership at September 30, 1995.

                                                                                                     Number          Percentage
                                                                                 Number            of Units            of Units
 Property Name                               Location                          of Units            Occupied            Occupied
-------------------------------------        ------------------               ---------          ----------         -----------
 Ashwood Apartments                          Tulsa, OK                             144                 132                  92%
 Broadmoor Court                             Colorado Springs, CO                   46                  46                 100%
 Laurel Park Apartments                      Riverdale, GA                         387                 367                  95%
 Owings Chase Apartments                     Pikesville, MD                        234                 229                  98%
                                                                              ---------          ----------         -----------
                                                                                   811                 774                  95%
                                                                              =========          ==========         ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                               For the Nine        For the Nine
                                                                                               Months Ended        Months Ended
                                                                                             Sept. 30, 1995      Sept. 30, 1994
                                                                                             --------------      --------------
Regular monthly distributions
 Income                                                                                     $        .5833      $        .4853
 Return of Capital                                                                                   .4967               .6363
                                                                                             --------------      --------------
                                                                                            $       1.0800      $       1.1216
                                                                                             ==============      ==============
Distributions
	Paid out of cash flow (including mortgage principal payments)                              $       1.0800      $       1.1216
                                                                                             ==============      ==============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA and Federal National Mortgage Association (FNMA) Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During 1995, a net amount of $136,857 of undistributed mortgage principal payments was placed in reserves (a net amount of $70,112 for the quarter ended September 30, 1995). The total amount held in reserves at September 30, 1995, was $4,698,183 of which $3,218,456 was invested in GNMA and FNMA Certificates.

Asset Quality

The Partnership continues to receive the full amount of monthly principal and interest payments on its GNMA and FNMA Certificates. The GNMA and FNMA Certificates are fully guaranteed as to principal and interest by GNMA and FNMA respectively. The obligations of GNMA are backed by the full faith and credit of the United States government.

PREPs, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. On a regular basis, management reviews the real estate underlying the PREPs in order to assess the net realizable value of each property. It is the policy of the Partnership to provide a valuation reserve, if necessary, for potential losses on the Partnership's investment in PREPs. Internal property valuations and reviews performed during the nine months ended September 30, 1995, indicated that the PREPs recorded on the balance sheet at September 30, 1995, required no adjustments to their current carrying amounts.

The overall status of the Partnership's other Permanent Investments has generally remained constant since June 30, 1995.

RESULTS OF OPERATIONS

The tables below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                        Sept. 30, 1995      Sept. 30, 1994           From 1994
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                      $       178,784     $       166,233     $        12,551
Equity in earnings of property partnerships                                     21,046              12,647               8,399
Interest income on temporary cash investments                                   21,784              13,803               7,981
                                                                        ---------------     ---------------     ---------------
                                                                               221,614             192,683              28,931
General and administrative expenses                                            (41,644)            (39,058)              2,586
                                                                        ---------------     ---------------     ---------------
Net income                                                             $       179,970     $       153,625     $        26,345
                                                                        ===============     ===============     ===============

                                                                          For the Nine        For the Nine            Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                        Sept. 30, 1995      Sept. 30, 1994           From 1994
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                      $       547,381     $       469,271     $        78,110
Equity in earnings of property partnerships                                     59,043              39,719              19,324
Interest income on temporary cash investments                                   62,601              61,340               1,261
                                                                        ---------------     ---------------     ---------------
                                                                               669,025             570,330              98,695
General and administrative expenses                                           (130,728)           (120,368)             10,360
                                                                        ---------------     ---------------     ---------------
Net income                                                             $       538,297     $       449,962     $        88,335
                                                                        ===============     ===============     ===============

Mortgage-backed securities income increased for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994. This increase was primarily a result of an increase of interest received from Owings Chase Apartments due to a reduction in self-charged interest eliminated in 1995, since the Partnership's equity in the property has been reduced to zero.

Equity in earnings of property partnerships increased for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994. This increase was primarily a result of an increase in equity in earnings from Broadmoor Court in 1995 which was partially offset by a decrease in equity in earnings from Owings Chase as previously discussed.

The increase in interest on temporary cash investments for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994 was primarily attributable to the increase in cash reserves as undistributed principal was placed in reserves during the third quarter 1995.

General and administrative expenses increased for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994. These increases were primarily due to increases in salaries and related expenses and insurance expense which were partially offset by decreases in printing and investor servicing expenses.

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               4(a) Agreement of Limited Partnership dated May 25, 1988
                    (incorporated herein by reference to Form 10-Q dated June 30, 1988 filed pursuant to Section 13 or 15(d) of the Securities Act of 1934 by America First PREP Fund 2 Pension Series Limited Partnership (Commission File No. 33-13407)).

               4(b) Form of Certificate of Beneficial Unit Certificate
                    (incorporated herein by reference to Form 10-Q dated June 30, 1988 filed pursuant to Section 13 or 15(d) of the Securities Act of 1934 by America First PREP Fund 2 Pension Series Limited Partnership (Commission File No. 33-13407)).

          (b)  Form 8-K

               The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

	                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1995     AMERICA FIRST PREP FUND 2
                              PENSION SERIES LIMITED PARTNERSHIP

                              By America First Capital
                                   Associates Limited
                                   Partnership Six, General
                                   Partner

                              By America First Companies L.L.C.,
                                   General Partner


                              By /s/ Michael Thesing
                                   Michael Thesing
                                   Vice President, Secretary,
                                   Treasurer and Chief Financial
                                   Officer