Form 10-K405
period 1995-12-31
AMERICA FIRST PREP FUND 2 PENSION SERIES LTD PARTNERSHIP
filed 1996-03-29
CIK 812565

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark One)

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

   For the fiscal year ended December 31, 1995

                                      OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from          to

   Commission file number 0-17582

            AMERICA FIRST PREP FUND 2 PENSION SERIES
                       LIMITED PARTNERSHIP
             (Exact name of registrant as specified
            in its Agreement of Limited Partnership)


Delaware                                              47-0719051
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

Suite 400, 1004 Farnam Street, Omaha, NE              68102
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including
 area code:                                           (402) 444-1630

Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

Securities Registered Pursuant to Section 12(g) of the Act:

     Beneficial Unit Certificates representing assigned limited partnership interests in the Registrant ("BUCs").

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of the chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

     The Beneficial Unit Certificates representing assigned limited partnership interests in the Registrant (the "BUCs") are not currently traded in any market. Therefore, there is no market price or average bid and asked price for the BUCs within the 60 days prior to the date of this filing.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                               TABLE OF CONTENTS

                                                                          Page


                                    PART I

Item 1.  Business                                                           1
Item 2.  Properties                                                         1
Item 3.  Legal Proceedings                                                  1
Item 4.  Submission of Matters to a Vote of Security Holders.               2

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters                                                            2
Item 6.  Selected Financial Data                                            3
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          4
Item 8.  Financial Statements and Supplementary Data                        8
Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                           8

                                  PART III

Item 10.  Directors and Executive Officers of Registrant                    8
Item 11.  Executive Compensation                                            9
Item 12.  Security Ownership of Certain Beneficial Owners and Management    9
Item 13.  Certain Relationships and Related Transactions                    9

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  10

SIGNATURES                                                                 22

                                    PART I

     Item 1. Business. America First PREP Fund 2 Pension Series Limited Partnership (the "Registrant" or the "Partnership") was formed on February 2,1988, under the Delaware Revised Uniform Limited Partnership Act to invest principally in federally-insured first mortgages on multifamily residential properties, including retirement living centers, and in securities collateralized by first mortgages on multifamily residential properties. The Registrant also invests in Preferred Real Estate Participations ("PREPs") in the form of limited partnership interests in the limited partnerships which own the financed properties. The Registrant's business objectives are to provide investors: (i) safety and preservation of capital; (ii) regular cash distributions; and, (iii) a potential for an enhanced yield from participations in the net cash flow and net capital appreciation from the financed properties received under the terms of the PREPs.

      A total of 905,974 BUCs were sold at $20 per BUC for total capital contributions of $16,697,101 after the payment of certain organization and offering costs.

      Through December 31, 1995, the Registrant had acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association collateralized by first mortgage loans on multifamily housing projects located in four states and GNMA certificates backed by pools of single-family mortgages (the "GNMA Certificates"); and, (ii) PREPs in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. The Partnership has been repaid by GNMA on two mortgage-backed securities collateralized by properties in which the Partnership originally held an equity investment. The Partnership continues to hold an equity investment in one of these properties. Collectively, the remaining GNMA Certificates and PREPs are referred to herein as the "Permanent Investments." All Permanent Investments were made in conjunction with America First PREP Fund 2 Limited Partnership, an affiliate of the Registrant, and one was also made in conjunction with America First Participating/Preferred Equity Mortgage Fund, another affiliate of the Registrant.

     The GNMA Certificates provide the Registrant with monthly payments of principal and interest which are guaranteed by the Government National Mortgage Association. The PREPs are intended to provide the Registrant with a base return plus a participation in the net cash flow and net capital appreciation of the underlying real estate properties. Therefore, the return to the Registrant depends, in part, on the economic performance of the real estate financed by the PREPs which may be considered to be in competition with other income-producing real estate of the same type in the same geographic area. A description of the Permanent Investments held by the Registrant at December 31, 1995, (and the properties financed thereby) appears in Notes 5 and 6 to the Notes to Financial Statements filed in response to Item 8 hereof.

     The Registrant is engaged solely in the business of providing financing for the acquisition and improvement of real estate. Accordingly, the presentation of information about industry segments is not applicable and would not be material to an understanding of the Registrant's business taken as a whole.

     The Registrant has no employees. Certain services are provided to the Registrant by employees of America First Companies L.L.C. which is the general partner of the general partner of the Registrant, and the Registrant reimburses America First Companies L.L.C. for such services at cost. The Registrant is not charged and does not reimburse for the services performed by managers and officers of America First Companies L.L.C.

     Item 2. Properties. The Registrant does not directly own or lease any physical properties. The Registrant has invested in the Permanent Investments described in Item 1. By virtue of its interest in the PREPs, the Fund indirectly owns the properties it has financed through its Permanent Investments. Descriptions of the multifamily housing projects collateralizing the Permanent Investments held by the Registrant as of December 31, 1995, appear in Note 5 to the Notes to Financial Statements filed in response to
Item 8 hereof.

     Item 3. Legal Proceedings. There are no material pending legal proceedings to which the Registrant is a party or to which any of its property is subject.

     Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the fourth quarter of 1995 to a vote of the Registrant's security holders.

                                   PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

          (a) Market Information. The BUCs are subject to various transfer restrictions imposed to prevent the Registrant from being treated as a publicly traded partnership for federal income tax purposes and, accordingly, there is no public trading market for the BUCs.

          (b) Investors. The approximate number of BUC Holders on December 31, 1995, was 809.

          (c) Distributions. Cash distributions are being made on a monthly basis. Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 1995, and December 31, 1994 equaled $1,297,172 and $1,349,720, respectively. The cash distributions paid per BUC during the fiscal years ended December 31, 1995, and December 31, 1994 were as follows:

                                                       Per BUC
                                           Year Ended            Year Ended
                                       December 31, 1995     December 31, 1994
                                       -----------------     -----------------
              Income                  $           .7573     $           .6076
              Return of Capital                   .6745                 .8822
                                       -----------------     -----------------
              Total                   $          1.4318     $          1.4898
                                       =================     =================

     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 1996 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

		                                                          For the		      For the		      For the		      For the		      For the
	                                                       	Year Ended	   	Year Ended	   	Year Ended		   Year Ended		   Year Ended
		                                                    Dec. 31, 1995		Dec. 31, 1994		Dec. 31, 1993		Dec. 31, 1992		Dec. 31, 1991
										                                            -------------  -------------  -------------  -------------  -------------
Mortgage-backed securities income	                   $	    723,177 	$	    557,576 	$	    655,722 	$    	680,483 	$    	745,033
Equity in earnings of property partnerships		               62,475 		      76,322 	      	42,445      		146,056      		112,794
Interest income on temporary cash investments		             84,722 		      78,415 		      94,691 		      73,249 		     115,427
General and administrative expenses		                     (171,190)		    (148,214)		    (178,832)		    (173,555)		    (170,233)
Provision for losses on investment in PREPs		                 -       		     -       		     -       		 (150,000)		        -
										                                            -------------  -------------  -------------  -------------  -------------
Net income	                                          $	    699,184 	$	    564,099 	$	    614,026 	$	    576,233 	$	    803,021
										                                            =============  =============  =============  =============  =============
Net income per Beneficial Unit Certificate (BUC)	    $	        .76 	$	        .61 	$	        .66 	$	        .62 	$        	.87
										                                            =============  =============  =============  =============  =============
Cash distributions paid or accrued per BUC	          $	     1.4318 	$	     1.4898 	$	     1.5439 	$	     1.6117 	$	     1.6404
										                                            =============  =============  =============  =============  =============
Investment in mortgage-backed securities	            $	  9,361,640 	$	 10,202,877 	$	 10,251,266 	$	 11,061,151 	$ 	11,489,909
										                                            =============  =============  =============  =============  =============
Investment in preferred real estate participations
 (PREPs), net of valuation allowance	                $	       -     $	       -    	$	     99,499 	$	    292,524 	$	    672,321
										                                            =============  =============  =============  =============  =============
Total assets	                                        $	 11,288,968 	$	 11,879,769 	$	 12,577,331 	$ 	13,363,547 	$ 	14,270,445
										                                            =============  =============  =============  =============  =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in four states, GNMA Certificates backed by pools of single-family mortgages (the GNMA Certificates); and (ii) limited partnership interests (PREPs) in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. The Partnership has been repaid by GNMA on the mortgage-backed securities collateralized by the Villages at Moonraker and Laurel Park Apartments. During the second quarter of 1995, the Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker. Therefore, the Partnership no longer has an equity interest in this property. The Partnership continues to hold its equity interest in Laurel Park Apartments. Collectively, the remaining GNMA Certificates and PREPs are referred to as the Permanent Investments.

The following table shows the occupancy levels of the properties financed by the Partnership at December 31, 1995.

                                                                                                     Number          Percentage
                                                                                 Number            of Units            of Units
 Property Name                               Location                          of Units            Occupied            Occupied
-------------------------------------        ------------------               ---------          ----------         -----------
 Ashwood Apartments                          Tulsa, OK                             144                 141                 98%
 Broadmoor Court                             Colorado Springs, CO                   46                  46                100%
 Laurel Park Apartments                      Riverdale, GA                         387                 381                 98%
 Owings Chase Apartments                     Pikesville, MD                        234                 226                 97%
                                                                              ---------          ----------         -----------
                                                                                   811                 794                 98%
                                                                              =========          ==========         ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                 For the            For the            For the
                                                                              Year Ended         Year Ended         Year Ended
                                                                           Dec. 31, 1995      Dec. 31, 1994      Dec. 31, 1993
                                                                           --------------     --------------     --------------
Regular monthly distributions
 Income                                                                   $        .7573     $        .6076     $        .6622
 Return of capital                                                                 .6745              .8822              .8817
                                                                           --------------     --------------     --------------
                                                                          $       1.4318     $       1.4898     $       1.5439
                                                                           ==============     ==============     ==============
Distributions
	Paid out of cash flow (including mortgage principal payments)            $       1.4318     $       1.4898     $       1.5439
                                                                           ==============     ==============     ==============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA and Federal National Mortgage Association (FNMA) Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During 1995, a net amount of $263,811 of undistributed mortgage principal payments was placed in reserves. The total amount held in reserves at December 31, 1995, was $4,701,104 of which $3,094,423 was invested in GNMA and FNMA Certificates.

The Partnership believes that cash provided by operating and investing activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BUC Holders. The Partnership has no other internal or external sources of liquidity. Under the terms of the Partnership Agreement, the Partnership is not authorized to enter into short-term or long-term debt financing arrangements or issue additional BUCs to meet short-term and long-term liquidity requirements.

Asset Quality

The Partnership continues to receive the full amount of monthly principal and interest payments on its GNMA and FNMA Certificates. The GNMA and FNMA Certificates are fully guaranteed as to principal and interest by GNMA and FNMA respectively. The obligations of GNMA are backed by the full faith and credit of the United States government.

PREPs, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. It is the policy of the Partnership to make a periodic review of the real estate underlying the PREPs in order to establish, when necessary, a valuation reserve on the investment in PREPs. The allowance for losses on investment in PREPs is based on the fair value of the properties underlying the PREPs.

The fair value of the properties underlying the PREPs is based on management's best estimate of the net realizable value of such properties, however; the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to management by an independent real estate firm and are based on local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs.

Based on the foregoing methodology, valuations and reviews performed during the year ended December 31, 1995, indicated that the investment in PREPs recorded on the balance sheet at December 31, 1995, required no adjustments to the current carrying amounts.

Ashwood Apartments

Ashwood Apartments, located in Tulsa, Oklahoma, had an average occupancy rate of 95% during 1995, compared to 96% during 1994. Cash flow from the operations of the property was sufficient to pay principal and interest payments on the mortgage loan during 1995. In addition to the GNMA payments during 1995, the Partnership received approximately $20,000 in equity distributions from the partnership which owns the property. Cash flow from the operation of this property is expected to be sufficient to pay debt service on the mortgage loan during 1996.

Broadmoor Court

Broadmoor Court, a senior assisted-living center located in Colorado Springs, Colorado, had an average occupancy rate of 99% during 1995, compared to 98% during 1994. The mortgage loan on this property is current and the Partnership anticipates that property cash flow will be sufficient to pay debt service in 1996. In addition to the GNMA payments during 1994, the Partnership recorded approximately $43,000 in equity distributions from the partnership which owns the property.

Laurel Park Apartments

Laurel Park Apartments, located in Riverdale, Georgia, had an average occupancy rate of 95% during 1995, compared to 85% during 1994. Despite the increase in occupancy, cash flow from the operations of the property was not sufficient to fully service debt on the mortgage loan in 1995. It is anticipated that the property will not generate sufficient cash flow to pay the debt service in 1996.

Owings Chase Apartments

Owings Chase Apartments, located in Pikesville, Maryland, had an average occupancy rate of 95% during 1995, compared to 91% during 1994. Cash flow from the operations of the property was sufficient to fully service debt on the restructured mortgage loan in 1995. The mortgage loan was current (under the modified terms of the mortgage) at December 31, 1995, and the Partnership anticipates that the property cash flow will continue to be sufficient to pay debt service in 1996.

RESULTS OF OPERATIONS

The tables below compares the results of operations for each year shown.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                      $       723,177     $       557,576     $       655,722
Equity in earnings of property partnerships                                     62,475              76,322              42,445
Interest income on temporary cash investments                                   84,722              78,415              94,691
                                                                        ---------------     ---------------     ---------------
                                                                               870,374             712,313             792,858
General and administrative expenses                                           (171,190)           (148,214)           (178,832)
                                                                        ---------------     ---------------     ---------------
Net income                                                             $       699,184     $       564,099     $       614,026
                                                                        ===============     ===============     ===============

                                                                              Increase           Increase
                                                                             (Decrease)         (Decrease)
                                                                             From 1994          From 1993
                                                                        ---------------     ---------------
Mortgage-backed securities income                                      $       165,601     $       (98,146)
Equity in earnings of property partnerships                                    (13,847)             33,877
Interest income on temporary cash investments                                    6,307             (16,276)
                                                                        ---------------     ---------------
                                                                               158,061             (80,545)
General and administrative expenses                                             22,976             (30,618)
                                                                        ---------------     ---------------
Net income                                                             $       135,085     $       (49,927)
                                                                        ===============     ===============

Mortgage-backed securities income increased $165,601 from 1994 to 1995. This increase was primarily a result of an increase of approximately $201,000 in interest received from Owings Chase Apartments due to the Partnership no longer eliminating self-charged interest, since the Partnership's equity in the property has been reduced to zero. This increase was partially offset by a decrease of approximately $35,000 in mortgage investment income due to the continued amortization of the principal balances of the Partnership's other mortgage-backed securities.

Mortgage-backed securities income decreased $98,146 from 1993 to 1994. This decrease was primarily a result of: (i) a decrease of approximately $131,000 relating to the restructure of the GNMA Certificate collateralized by the Owings Chase Apartments during 1994 and the elimination of self-charged interest; (ii) a decrease of approximately $70,000 relating to the payoff of the GNMA Certificate collateralized by the Laurel Park Apartments during 1993; partially offset by (iii) an increase of approximately $84,000 relating to interest earned on GNMA and FNMA Certificates acquired during 1993 and 1994; and (iv) an increase of approximately $19,000 on Ashwood Apartments due to a reduction in self-charged interest eliminated in 1994.

Equity in earnings of property partnerships is a function of the cash flow received by the Partnership from its interest in the operating partnerships which own certain of the properties. Prior to the write-down of each investment in PREP to zero, (the last of which occurred in the last quarter of 1994) equity in earnings also reflected the Partnership's allocable share of earnings generated by each of these properties.

Equity in earnings decreased $13,847 due primarily to the write-down of the investment in Owings Chase Apartments to zero in the last quarter of 1994 and due to the Partnership no longer eliminating self-charged interest as discussed above. A decrease of approximately $43,000 related to Owings
Chase Apartments was partially offset by increases in cash flow of approximately $24,000 from Broadmoor Court and $5,000 from Ashwood Apartments.

Equity in earnings of property partnerships increased $33,877 from 1993 to 1994. This increase was primarily a result of: (i) an increase of approximately $36,000 in the earnings of Owings Chase Apartments relating to the restructuring of the Owings Chase partnership and additional self-charged interest recorded in 1994; (ii) an increase of $10,000 in the earnings of Broadmoor Court primarily related to equity distributions received in 1994; offset by (iii) a decrease of approximately $8,000 in earnings of Laurel Park Apartments due to a reduction in self-charged interest eliminated in 1994; and
(iv) a decrease of approximately $4,000 in earnings of Ashwood Apartments due to a reduction self-charged interest eliminated in 1994.

The increase in interest on temporary cash investments of $6,307 from 1994 to 1995 was primarily attributable to the increase in cash reserves as undistributed principal was placed in reserves during 1995. The decrease in interest on temporary cash investments of $16,276 from 1993 to 1994 was primarily attributable to the acquisition of GNMA and FNMA Certificates in 1993 and 1994.

General and administrative expenses increased $22,976 from 1994 to 1995.
These increases were primarily due to increases in salaries and related expenses and professional fees. General and administrative expenses decreased $30,618 from 1993 to 1994. This decrease was primarily due to decreases in
(i) administrative fees paid to the Partnership's general partner as a result of the payoff of the GNMA Certificate on Laurel Park Apartments; (ii) printing costs; and (iii) professional fees.

     Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1995 and 1994.

                                   PART III

     Item 10. Directors and Executive Officers of Registrant. The Registrant has no directors or officers. Management of the Registrant consists of its general partner, America First Capital Associates Limited Partnership Six ("AFCA"), and its general partner America First Companies L.L.C. The following individuals are managers and officers of America First Companies L.L.C., and each serves for a term of one year:

    Name                    Position Held                 Position Held Since
-----------------------   --------------------------   -----------------------
Michael B. Yanney         Chairman of the Board,                  1987
                          President, Chief Executive
                          Officer and Manager
Michael Thesing           Vice President, Secretary,              1987
                          Treasurer and Manager
William S. Carter, M.D.   Manager                                 1994
George Kubat              Manager                                 1994
Martin Massengale         Manager                                 1994
Alan Baer                 Manager                                 1994
Gail Walling Yanney       Manager                                 1996

     Michael B. Yanney, 62, is the Chairman and President of America First Companies L.L.C. From 1977 until the organization of the first such fund in 1984, Mr. Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (subsequently merged into FirsTier Financial, Inc.), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, MFS Communications Company, Inc., Lozier Corporation, Mid-America Apartment Communities, Inc., and PKS Information Services, Inc..

     Michael Thesing, 41, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984. From January 1984 until July 1984 he was employed by various companies controlled by Mr. Yanney. He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

     William S. Carter, M.D., 69, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

     George Kubat, 50, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska, from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992.

     Martin Massengale, 62, is the President Emeritus of the University of Nebraska. Prior to becoming President in 1991, he served as Interim President from August 1989, as Chancellor of the University of Nebraska-Lincoln from June 1981 through December 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company.

     Alan Baer, 73, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska. He is also Chairman of Lancer Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security Systems, Inc. and several other businesses. Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which was, until its acquisition, one of the larger retailers in the Midwest. Mr. Baer has also owned and served on the board of directors of several banks in Nebraska and Illinois.

     Gail Walling Yanney, 60, is a retired physician. Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson Foundation until October of 1995. In addition, she is a former director of FirsTier Bank, N.A., Omaha. Ms. Yanney is the wife of Michael Yanney.

     Item 11. Executive Compensation. Neither the Registrant nor AFCA has any directors or officers. None of the managers or executive officers of America First Companies L.L.C. (the general partner of AFCA) receive compensation from the Registrant and AFCA receives no reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to AFCA pursuant to the terms of its agreement of limited partnership during the period ending December 31, 1995, is described in Note 7 to the Notes to the Financial Statements filed in response to Item 8 hereof.

     Item 12.  Security Ownership of Certain Beneficial Owners and
Management.
     (a) National Bank of Detroit as trustee for the K-Mart Corporation Employee Welfare Benefit Plan, 611 Woodward Avenue, Detroit, Michigan 48232 owns 386,598 Units representing approximately 42.67% of the outstanding BUCs. No other person is known by the Registrant to own beneficially more than 5% of the BUCs.

     (b) No manager or officer of America First Companies L.L.C. and no partner of AFCA owns any BUCs.

     (c) LB I Group, Inc. is the special limited partner of AFCA, with the right to become the managing general partner of AFCA, or to designate another corporation or other entity as the managing general partner, upon the happening of any of the following events: (1) the commission of any act which, in the opinion of LB I Group, Inc., constitutes negligence, misfeasance or breach of fiduciary duty on the part of the managing general partner, (2) the dissolution, insolvency or bankruptcy of the managing general partner or the occurrence of such other events which cause the managing general partner to cease to be a general partner under Delaware law, or (3) the happening of an event which results in the change in control of the managing general partner whether by operation of law or otherwise.

     There exists no other arrangement known to the Registrant, the operation of which may at any subsequent date result in a change in control of the Registrant.

     Item 13. Certain Relationships and Related Transactions. The general partner of the Registrant is AFCA and the sole general partner of AFCA is America First Companies L.L.C.

     Except as described herein, the Registrant is not a party to any transaction or proposed transaction with AFCA, America First Companies L.L.C. or with any person who is (i) a manager or executive officer of America First Companies L.L.C., (ii) a nominee for election as a manager of America First Companies L.L.C., (iii) an owner of more than 5% of the BUCs or (iv) a member of the immediate family of any of the foregoing persons.

     During 1995, the Registrant paid or reimbursed AFCA or America First Companies L.L.C. $131,014 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 7 to Notes to Financial Statements filed in response to
Item 8 hereof for a description of these costs and expenses.

     AFCA is entitled to an annual administrative fee equal to .35% of the Partnership's outstanding investments which is paid by the Partnership to the extent such amounts are not paid by property owners. AFCA earned $28,841 in such administrative fees during 1995, and of such amount, the Partnership paid $26,508.

     The general partner of the property partnership which owns Owings Chase Apartments is principally owned by an employee of America First Companies L.L.C.. Such employee has a nominal interest in America First Companies L.L.C.. Affiliates of AFCA also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership. The general partner received no cash distributions from the property partnership in 1995.

     An affiliate of AFCA has been retained to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $36,740 in 1995.

                                   PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

            1. Financial Statements. The following financial statements are included in response to Item 8 of this report:

            Independent Accountants' Report dated March 26, 1996.

            Balance Sheets of the Registrant as of December 31, 1995, and as of December 31, 1994.

            Statements of Income of the Registrant for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

            Statements of Partners' Capital of the Registrant for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

            Statements of Cash Flows of the Registrant for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

            Notes to Financial Statements of the Registrant.

            2. Financial Statement Schedules. The information required to be set forth in the financial statement schedules is shown in the Notes to Financial Statements filed in response to Item 8 hereof.

            3.  Exhibits.  The following exhibits were filed as required by
Item 14(c) of this report. Exhibit numbers refer to the paragraph numbers under Rule 601 of Regulation S-K:

                3. Articles of Incorporation and Bylaws of America First Fiduciary Corporation Number Sixteen (incorporated herein by reference to Form S-11 Registration Statement filed April 13, 1987, with the Securities and Exchange Commission by America First Investment Funds (Commission File No. 33-13407)).

                4(a).  Agreement of Limited Partnership dated May 25, 1988
            (incorporated herein by reference to Form 10-K dated December 31, 1988, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First PREP Fund 2 Pension Series Limited Partnership (Commission File No. 0-17582)).

                4(b).  Form of Certificate of Exchangeable Unit (incorporated by reference to Form S-11 Registration Statement filed April 13, 1987, with the Securities and Exchange Commission by America First Investment Funds (Commission File No. 33-13407)).

                10(a).  Securities Purchase Agreement, dated September 14,
            1988, between America First PREP Fund 2 Pension Series Limited Partnership and American Mortgages, Inc. (incorporated herein by reference to Form 10-K dated December 31, 1988, filed pursuant to
            Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First PREP Fund 2 Pension Series Limited Partnership (Commission File No. 0-17582)).

                10(b).  Securities Purchase Agreement, dated November 29,
            1988, between America First PREP Fund 2 Pension Series Limited Partnership and TRI Financial Corp. (incorporated herein by reference to Form 10-K dated December 31, 1988, filed pursuant to
            Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First PREP Fund 2 Pension Series Limited Partnership (Commission File No. 0-17582)).

                24.  Power of Attorney.

     (b) The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
America First PREP Fund 2 Pension Series Limited Partnership:

We have audited the accompanying balance sheets of America First Prep Fund 2 Pension Series Limited Partnership as of December 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Prep Fund 2 Pension Series Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 26, 1996                                       Coopers & Lybrand L.L.P.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                             Dec. 31, 1995       Dec. 31, 1994
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                 $    1,813,499      $    1,551,380
 Investment in mortgage-backed securities (Note 5)                                               9,361,640          10,202,877
	Investment in preferred real estate participations (PREPs),
	 net of valuation allowance (Note 6)                                                                 -                   -
	Interest receivable																																																																																64,454              67,888
 Other assets                                                                                       49,375														57,624
                                                                                             --------------      --------------
                                                                                            $   11,288,968      $   11,879,769
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                 $       58,676      $       51,064
  Distribution payable (Note 4)                                                                    213,157             223,083
                                                                                             --------------      --------------
                                                                                                   271,833             274,147
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                      100                 100
  Beneficial Unit Certificate Holders
  ($12.16 per BUC in 1995 and $12.81 in 1994)                                                   11,017,035          11,605,522
                                                                                             --------------      --------------
                                                                                                11,017,135          11,605,622
                                                                                             --------------      --------------
                                                                                            $   11,288,968      $   11,879,769
                                                                                             ==============      ==============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                         --------------      --------------      --------------
Income
 Mortgage-backed securities income (Note 5)                             $      723,177      $      557,576      $      655,722
 Equity in earnings of property partnerships (Note 6)                           62,475              76,322              42,445
 Interest income on temporary cash investments                                  84,722              78,415              94,691
                                                                         --------------      --------------      --------------
                                                                               870,374             712,313             792,858
Expenses
 General and administrative expenses (Note 7)                                  171,190             148,214             178,832
                                                                         --------------      --------------      --------------
Net income                                                              $      699,184      $      564,099      $      614,026
                                                                         ==============      ==============      ==============
Net income allocated to:
 General Partner                                                        $       13,103      $       13,634      $       14,129
 BUC Holders                                                                   686,081             550,465             599,897
                                                                         --------------      --------------      --------------
                                                                        $      699,184      $      564,099      $      614,026
                                                                         ==============      ==============      ==============
Net income per BUC                                                      $          .76      $          .61      $          .66
                                                                         ==============      ==============      ==============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1992, TO DECEMBER 31, 1995

                                                                                           Beneficial Unit
                                                                              General          Certificate
                                                                              Partner              Holders               Total
                                                                        --------------     ----------------     ---------------
Partner's Capital (excluding net unrealized holding gains)
 Balance at December 31, 1992	                                         $	         100     $    	13,203,613	    $   	13,203,713
 Net income		                                                                  14,129		            599,897 		          614,026
 Cash distributions paid or accrued (Note 4)		                                (14,129)		        (1,398,733)		       (1,412,862)
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1993	                                          	         100	         	12,404,777	     	   12,404,877
 Net income		                                                                  13,634		            550,465		           564,099
 Cash distributions paid or accrued (Note 4)		                                (13,634)		        (1,349,720)		       (1,363,354)
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1994                                                     100           11,605,522          11,605,622
 Net income                                                                    13,103              686,081             699,184
 Cash distributions paid or accrued (Note 4)                                  (13,103)          (1,297,172)         (1,310,275)
                                                                        --------------     ----------------     ---------------
                                                                                  100           10,994,431          10,994,531
                                                                        --------------     ----------------     ---------------
Net unrealized holding gains
 Balance at December 31, 1994                                                    -                    -                   -
 Net change                                                                      -                  22,604              22,604
                                                                        --------------     ----------------     ---------------
                                                                                 -                  22,604              22,604
                                                                        --------------     ----------------     ---------------
Balance at December 31, 1995                                           $         100      $     11,017,035     $    11,017,135
                                                                        ==============     ================     ===============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income                                                            $       699,184     $       564,099     $       614,026
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Equity in earnings of property partnerships                                (62,475)            (76,322)            (42,445)
    Amortization of discount on mortgage-backed securities                     (11,061)            (20,757)            (34,109)
    Decrease in interest receivable                                              3,434              10,415              11,043
    Decrease in other assets                                                     8,249               8,698               8,698
    Increase (decrease) in accounts payable                                      7,612              (7,091)             19,594
                                                                        ---------------     ---------------     ---------------
 Net cash provided by operating activities                                     644,943             479,042             576,807
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
 Mortgage principal payments received                                          874,902           1,115,351           1,272,042
 Distributions received from PREPs                                              62,475             201,532             263,018
 Investment in PREPs                                                              -                (25,711)            (27,548)
 Mortgage-backed securities prepayments                                           -              3,219,593           2,599,565
 Acquisition of mortgage-backed securities                                        -             (4,265,798)         (3,027,613)
                                                                        ---------------     ---------------     ---------------
 Net cash provided by investing activities                                     937,377             244,967           1,079,464
                                                                        ---------------     ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                          (1,320,201)        (1,254,570)         (1,419,836)
                                                                        ----------------    ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                  262,119           (530,561)            236,435
Cash and temporary cash investments at beginning of year                      1,551,380          2,081,941           1,845,506
                                                                        ----------------    ---------------     ---------------
Cash and temporary cash investments at end of year                     $      1,813,499    $     1,551,380     $     2,081,941
                                                                        ================    ===============     ===============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 B) Investment in Mortgage-Backed Securities
    On January 1, 1994, the Partnership adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). FAS 115 requires that investment securities be classified as held-to-maturity, available-for-sale, or trading. Under FAS 115, investments classified as held-to-maturity are carried at amortized cost. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as trading. FAS 115 had no impact to partners' capital or earnings prior to June 30, 1995, since all investments in mortgage-backed securities were classified as held-to-maturity. As described in Note 5, on June 30, 1995, the Partnership reclassified certain mortgage-backed securities from the held-to-maturity category to the available-for-sale category.

 C) Investment in PREPs
    The investment in PREPs consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are
    accounted for	using the equity method.  PREPs are not insured or
    guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. The investments have been reduced to zero and earnings are recorded to the extent that distributions are received.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

 D) Allowance for Losses on Investments in PREPs
    The allowance for losses on investments in PREPs is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on investments in PREPs. The allowance is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to management by an independent real estate firm and are based on local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs.

 E) Income Taxes
    No provision has been made for income taxes since Beneficial Unit
			 Certificate (BUC) Holders are required to report their share of the
			 Partnership's income for federal and state income tax purposes.  The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $1,863,187 and $1,892,153 at December 31, 1995, and December 31,
    1994, respectively.

 F) Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities
			 purchased with an original maturity of three months or less.

	G) Net Income Per BUC
			 Net income per BUC has been calculated based on the number of BUCs
			 outstanding (905,974) for all years presented.

3. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which consisted of the following at December 31, 1995:

 Cash and temporary cash investments                                      $     1,606,681
 GNMA Certificates                                                              1,724,468
 FNMA Certificates                                                              1,369,955
                                                                           ---------------
 Balance at December 31, 1995                                             $     4,701,104
																																																																											===============

The reserve account was established to maintain working capital for the Partnership and is available to supplement distributions to BUC Holders and for any contingencies related to Permanent Investments and the operation of the Partnership. See Note 5 regarding the investment in mortgage-backed securities.

4. PARTNERSHIP INCOME, EXPENSES AND CASH DISTRIBUTIONS

The Partnership Agreement contains provisions for distributing the cash available for distribution and for the allocation of income and expenses for tax purposes among AFCA 6 and BUC Holders. Income and expenses are allocated to each BUC Holder on a monthly basis based on the number of BUCs held by each Holder as of the last day of the month for which such allocation is to be made.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

Net Operating Income during each distribution period will be distributed 99% to the BUC Holders and 1% to AFCA 6 until the BUC Holders, as a class, receive distributions of Net Operating Income equal to a cumulative noncompounded annual return of 9% on their Adjusted Capital Contributions. Thereafter, remaining Net Operating Income during such distribution period will be distributed 90% to the BUC Holders and 10% to AFCA 6 until BUC Holders, as a class, receive distributions of Net Operating Income equal to a cumulative noncompounded annual return of 11% on their Adjusted Capital Contributions. Thereafter, remaining Net Operating Income during such distribution period will be distributed 95% to BUC Holders and 5% to AFCA 6.

Net Capital Transaction Proceeds will be distributed 100% to the BUC Holders until the BUC Holders, as a class, have received distributions from all sources in an amount equal to $20 per BUC. Thereafter, Net Capital Transaction Proceeds will be distributed 99% to the BUC Holders and 1% to AFCA 6 until BUC Holders, as a class, have received distributions from all sources in an amount equal to $20 per BUC plus an amount equal to a cumulative noncompounded annual return of 9% on their Adjusted Capital Contributions. Thereafter, any remaining Net Capital Transaction Proceeds will be distributed 90% to BUC Holders and 10% to AFCA 6 until BUC Holders, as a class, have received distributions from all sources in an amount equal to $20 per BUC plus an amount equal to a cumulative noncompounded annual return of 11% on their Adjusted Capital Contributions. Thereafter any remaining Net Capital Transactions Proceeds will be distributed 95% to BUC Holders and 5% to AFCA 6.

Proceeds from a Capital Transaction which result in the liquidation of the Partnership for federal income tax purposes will be distributed in the same manner as distributions from nonliquidating Capital Transactions, subject to the requirement that the distributions be initially made to the BUC Holders and AFCA 6 in accordance with their positive capital account balances.

Cash distributions are presently made on a monthly basis but may be made quarterly or semiannually if AFCA 6 so elects. Cash distributions included in the financial statements represent the actual cash distributions made during each period and the cash distributions accrued at the end of each year.

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

During the quarter ended June 30, 1995, the Partnership reassessed the appropriateness of the classification of securities held in the reserve account. The Partnership concluded, given the nature of the reserve account, it would be more appropriate to classify securities held in the reserve account as available-for-sale rather than as held-to-maturity. Accordingly, on June 30, 1995, the Partnership transferred all securities held in the reserve account from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of the securities transferred were $3,378,771, $25,982, $56,198 and $3,348,555, respectively.

At December 31, 1995, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of available-for-sale securities are $3,071,819, $37,616, $15,012 and $3,094,423, respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of held-to-maturity securities are $6,267,217, $175,318, $290,919 and $6,151,616, respectively.

At December 31, 1994, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of held-to-maturity securities were $10,202,877, $39,870, $555,540 and $9,687,207, respectively.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

Descriptions of the Partnership's mortgage-backed securities at December 31, 1995, are as follows:

                                                                                                                        Income
                                      					               	   Number	 Interest				  				Maturity  				Carrying          Earned
Type of Security and Name        					Location             	of Units 	    Rate  				  						Date  						Amount         in 1995
----------------------------------				--------------------  --------  --------  	 	-------------  -------------   -------------
Held-to-Maturity
  GNMA Certificates:
   Ashwood Apartments            					Tulsa, OK            				144    	9.25%   			  		07/15/23   $   		560,862   $      52,053
   Broadmoor Court	              					Colorado Springs, CO     	46		  	9.25%   				  	10/15/29			   			583,809          54,099
	  Owings Chase Apartments												Pikesville, MD											234					6.75%(1)					  12/15/23						 3,232,439         219,316
	  Pools of single-family properties 																										   					8.74%(2)		 2016 to 2018						 1,890,107         187,027
                                                                                                  -------------   -------------
                                                                                                     6,267,217         512,495
                                                                                                  -------------   -------------

Available-for-Sale
  GNMA Certificates:
	  Pools of single-family properties																											   					6.03%(2)									 	2008								 865,046(3)       56,439
	  Pools of single-family properties																											   					7.58%(2)									 	2008									859,422(3)       67,024

  FNMA Certificates:
	  Pools of single-family properties																											   					5.52%(2)								 		2000							1,369,955(3)       87,219
																																																																																																		-------------   -------------
																																																																																																				 3,094,423         210,682
                                                                                      												-------------   -------------
Balance at December 31, 1995                                                                     $   9,361,640   $     723,177
                                                                                        										=============   =============

  (1) The Partnership restructured the security during the first quarter of 1994 which lowered the interest rate from 9.25%.
  (2) Represents yield to the Partnership.
		(3)	Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year																																											$    10,202,877				 $		 	10,251,266     $    11,061,151
		Additions
			Amortization of discount on mortgage-backed securities																			    11,061														20,757              34,109
   Acquisition of mortgage-backed securities                                      -              4,265,798           3,027,613
   Net unrealized holding gains on available-for-sale securities                22,604                -                   -
		Deductions
			Mortgage principal payments received																																							(874,902)									(1,115,351)         (1,272,042)
   Mortgage-backed securities prepayments                                         -             (3,219,593)         (2,599,565)
																																																																								---------------     ---------------     ---------------
Balance at end of year																																																	$     9,361,640					$				10,202,877     $    10,251,266
																																																																								===============     ===============     ===============

6.	INVESTMENT IN PREPs

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

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

Descriptions of the PREPs at December 31, 1995, are as follows:

                                                                                                                         Equity
                                                                                                                    in Earnings
                                                                                                     Carrying       of Property
Name                       Location                Partnership Name                                    Amount      Partnerships
-----------------------    --------------------    -----------------------------------------     -------------     ------------
Broadmoor Court            Colorado Springs, CO    Stazier Associates Colorado Springs, Ltd.    $      53,547     $     42,573
Owings Chase Apartments    Pikesville, MD          Owings Chase Limited Partnership                   150,000             -
Ashwood Apartments         Tulsa, OK               129th Street Limited Partnership                      -              19,902
Laurel Park Apartments     Riverdale, GA           Gold Key Venture                                      -                -
                                                                                                 -------------     ------------
                                                                                                       203,547    $     62,475
Less valuation allowance                                                                              (203,547)    ============
                                                                                                 -------------
Balance at December 31, 1995                                                                    $        -
                                                                                                 =============

Reconciliation of the carrying amount of the PREPs is as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                                           $       328,067     $       427,566     $       620,591
  Additions
   Investment in PREPs                                                            -                 25,711              27,548
   Equity in earnings of property partnerships                                  62,475              76,322              42,445
  Deductions
   Distributions received from PREPs                                           (62,475)           (201,532)           (263,018)
   Write-off(1)                                                               (124,520)               -                   -
                                                                        ---------------     ---------------     ---------------
Balance at end of year                                                 $       203,547     $       328,067     $       427,566
                                                                        ===============     ===============     ===============

The following summarizes the activity in the valuation allowance:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                                           $       328,067     $       328,067     $       328,067
  Write-off(1)                                                                (124,520)               -                   -
                                                                        ---------------     ---------------     ---------------
Balance at end of year                                                 $       203,547     $       328,067     $       328,067
                                                                        ===============     ===============     ===============

(1) During the second quarter of 1995, the Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker. Therefore, the valuation allowance which had previously been established for the full amount of this equity investment was written off.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

                                                                              				1995              		1994		              1993
                                                                        ---------------     ---------------     ---------------
Combined condensed financial information for the PREPs is as follows:
Assets
	Real estate	                                                          $    20,381,335     $	   32,725,035    	$	   32,665,082
	Restricted deposits and funded reserves		                                     484,879             384,196           		355,838
 Other assets		                                                              1,378,718           1,901,395		         3,699,548
                                                                        ---------------     ---------------     ---------------
			                                                                    $    22,244,932     $	   35,010,626    	$	   36,720,468
                                                                        ===============     ===============     ===============
Liabilities and Partners' Capital
	Liabilities
  Mortgage notes payable	                                              $    22,313,737     $	   34,181,180	    $	   34,399,218
  Other liabilities		                                                        1,846,124           7,286,837		         7,166,430
	Partners' Capital (Deficit)
		General Partners		                                                        (2,346,535)         (7,379,538)		       (6,059,252)
  Limited Partners
   America First PREP Fund 2 Limited Partnership		                             341,523             707,544		           899,970
   America First PREP Fund 2 Pension Series Limited Partnership		              203,547             328,067		           427,566
   Other                                                                      (113,464)           (113,464)           (113,464)
                                                                        ---------------     ---------------     ---------------
			                                                                    $    22,244,932     $	   35,010,626	    $	   36,720,468
                                                                        ===============     ===============     ===============
Rental income	                                                         $     6,423,813     $	    7,019,554	    $	    6,854,814
    		                                                                  ===============     ===============     ===============
Combined results of operations	                                        $    (1,163,422)    $	   (2,344,145)	   $	   (3,057,101)
	                                                                       ===============     ===============     ===============
Equity in earnings of property partnerships
   (as calculated pursuant to the Limited Partnership Agreements)      $        62,475     $	       76,322	    $       	42,445
	                                                                       ===============     ===============     ===============

7. TRANSACTIONS WITH RELATED PARTIES

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amounts of such expenses reimbursed to AFCA 6 or an affiliate are shown below. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at each year end.

                                                                        										1995	              	1994	             	1993
														                                                          ---------------     ---------------     ---------------
Reimbursable salaries and benefits								                             $	       83,922    	$       	68,450 	   $	       61,526
Professional fees and expenses									                                         18,828 		           19,749 		           20,010
Investor services and custodial fees									                                   10,296            		11,343 		           10,036
Report preparation and distribution									                                     7,777 		            8,923 		           15,286
Insurance									                                                               3,867 		            2,891 	              	759
Other expenses									                                                          3,194 		            2,446 		            1,566
Telephone								                                                               	1,453 	            	1,255 		            1,652
Registration fees									                                                       1,049 		              705 		              690
Consulting and travel expense									                                             628 		              693             		3,738
														                                                          ---------------     ---------------     ---------------
									                                                              $      	131,014 	   $	      116,455 	   $	      115,263
														                                                          ===============     ===============     ===============

AFCA 6 is entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. The administrative fee earned by AFCA 6 was $28,841 in 1995, $30,252 in 1994, and $39,897 in 1993. Of these amounts, $26,508 in 1995, $27,456 in 1994, and $37,540 in 1993 was paid by the Partnership and the remainder was paid by property owners.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995

The general partner of the property partnership which owns Owings Chase Apartments is principally owned by an employee of an affiliate of AFCA 6.
Such employee has a nominal interest in the affiliate. Affiliates of AFCA 6 also own small interests in the general partner. The general partner has an interest in the property partnership's profits, losses, and cash flow which is subordinate to the interest of the Partnership. The general partner received no cash distributions in 1995, 1994 or 1993.

An affiliate of AFCA 6 has been retained since 1994 to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $36,740 and $26,995 in 1995 and 1994, respectively.

8. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  Cash and temporary cash investments: Fair value approximates the carrying value of such assets.

  Investment in mortgage-backed securities: Fair values are based on amounts obtained from an independent pricing source.

                                                                               At December 31, 1995
                                                                       -----------------------------------
                                                                             Carrying           Estimated
                                                                               Amount          Fair Value
                                                                       ---------------     ---------------
Cash and temporary cash investments                                    $     1,813,499     $     1,813,499
Investment in mortgage-backed securities                               $     9,361,640     $     9,246,039

9.	Summary of Unaudited Quarterly Results of Operations

								                                                     First		            Second		             Third		            Fourth
From January 1, 1995, to December 31, 1995						           Quarter		           Quarter		           Quarter		           Quarter
														                                      ---------------     ---------------     ---------------     ---------------
Total income						                                 $	      241,690 	   $	      205,721 	   $	      221,614 	   $	      201,349
Total expenses							                                      (44,616)		          (44,468)		          (41,644)		          (40,462)
														                                      ---------------     ---------------     ---------------     ---------------
Net income						                                   $      	197,074    	$	      161,253    	$      	179,970 	   $	      160,887
														                                      ===============     ===============     ===============     ===============
Net income per BUC						                           $          	.21 	   $        	  .18    	$	          .20 	   $	          .17
														                                      ===============     ===============     ===============     ===============

								                                                     First		            Second		             Third		            Fourth
From January 1, 1994, to December 31, 1994						           Quarter		           Quarter		           Quarter		           Quarter
														                                      ---------------     ---------------     ---------------     ---------------
Total income						                                $	       193,344    	$	      184,303    	$	      192,683 	   $      	141,983
Total expenses							                                      (38,925)		          (42,385)		          (39,058)		          (27,846)
														                                     ----------------     ---------------     ---------------     ---------------
Net income						                                  $	       154,419 	   $	      141,918    	$      	153,625 	   $	      114,137
														                                     ================     ===============     ===============     ===============
Net income per BUC						                          $	           .17 	   $	          .15 	   $	          .17 	   $	          .12
														                                     ================     ===============     ===============     ===============

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICA FIRST PREP FUND 2 PENSION
                                   SERIES LIMITED PARTNERSHIP

                                   By America First Capital
                                      Associates Limited
                                      Partnership Six, general
                                      partner

                                   By America First Companies L.L.C.,
                                      general partner of America First
                                      Capital Associates Limited
                                      Partnership Six


                                   By /s/ Michael Thesing
                                      Michael Thesing,
                                      Vice President
Date:  March 27, 1996

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 27, 1996              By /s/ Michael B. Yanney*
                                      Michael B. Yanney
                                      Chairman of the Board, President, Chief
                                      Executive Officer and Manager
                                      (Principal Executive Officer)


Date:  March 27, 1996              By /s/ Michael Thesing
                                      Michael Thesing
                                      Vice President, Secretary, Treasurer and
                                      Manager (Principal Financial Officer)


Date:  March 27, 1996              By /s/ William S. Carter, M.D.*
                                      William S. Carter, M.D.
                                      Manager


Date:  March 27, 1996              By
                                      George Kubat
                                      Manager


Date:  March 27, 1996              By /s/ Martin Massengale*
                                      Martin Massengale
                                      Manager


Date:  March 27, 1996              By /s/ Alan Baer*
                                      Alan Baer
                                      Manager


Date:  March 27, 1996              By /s/ Gail Walling Yanney*
                                      Gail Walling Yanney
                                      Manager


*By Michael Thesing Attorney-in-Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

       		America First Tax-Exempt Mortgage Fund Limited Partnership America First Tax-Exempt Mortgage Fund 2 Limited Partnership America First Participating/Preferred Equity Mortgage Fund America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership Capital Source L.P.
       		Capital Source II L.P.

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 10th day of March, 1996.


                                                							  /s/ Michael B. Yanney
                                                 							Michael B. Yanney

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
		       America First Tax-Exempt Mortgage Fund 2 Limited Partnership
       		America First Participating/Preferred Equity Mortgage Fund
       		America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 2nd day of March, 1996.


                                               							   /s/ William S. Carter
                                                 							William S. Carter, M.D.

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Tax-Exempt Mortgage Fund 2 Limited Partnership America First Participating/Preferred Equity Mortgage Fund America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 25th day of March, 1996.


                                                					  /s/ Gail Walling Yanney
                                               							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

     		  America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Tax-Exempt Mortgage Fund 2 Limited Partnership America First Participating/Preferred Equity Mortgage Fund America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 2nd day of March, 1996.


                                                							 /s/  Martin Massingale
                                                							Martin Massingale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1995, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

		       America First Tax-Exempt Mortgage Fund Limited Partnership
       		America First Tax-Exempt Mortgage Fund 2 Limited Partnership America First Participating/Preferred Equity Mortgage Fund America First PREP Fund 2 Limited Partnership
       		America First PREP Fund 2 Pension Series Limited Partnership

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 3rd day of March, 1996.


                                                  							        /s/ Alan Baer
                                                         							Alan Baer