Form 10-Q
period 1996-03-31
AMERICA FIRST PREP FUND 2 PENSION SERIES LTD PARTNERSHIP
filed 1996-05-16
CIK 812565

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended March 31, 1996 or

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

                YES   X                  NO

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
BALANCE SHEETS
(UNAUDITED)

                                                                                             Mar. 31, 1996       Dec. 31, 1995
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $   1,816,037       $   1,813,499
 Investment in mortgage-backed securities (Note 5)                                               9,150,253           9,361,640
	Investment in preferred real estate participations (PREPs),
	 net of valuation allowance (Note 6)                                                                 -                   -
	Interest receivable																																																																																63,676              64,454
 Other assets                                                                                       49,805														49,375
                                                                                             --------------      --------------
                                                                                             $  11,079,771       $  11,288,968
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                  $      41,812       $      58,676
  Distribution payable (Note 4)                                                                    210,699             213,157
                                                                                             --------------      --------------
                                                                                                   252,511             271,833
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                      100                 100
  Beneficial Unit Certificate Holders
  ($11.95 per BUC in 1996 and $12.16 in 1995)                                                   10,827,160          11,017,035
                                                                                             --------------      --------------
                                                                                                10,827,260          11,017,135
                                                                                             --------------      --------------
                                                                                             $  11,079,771       $  11,288,968
                                                                                             ==============      ==============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                    For the             For the
                                                                                              Quarter Ended       Quarter Ended
                                                                                              Mar. 31, 1996       Mar. 31, 1995
                                                                                             --------------      --------------
Income
 Mortgage-backed securities income                                                           $     169,559       $     185,578
 Equity in earnings of property partnerships                                                        40,154              36,281
 Interest income on temporary cash investments                                                      23,623              19,831
                                                                                             --------------      --------------
                                                                                                   233,336             241,690
Expenses
 General and administrative expenses (Note 7)                                                       44,955              44,616
                                                                                             --------------      --------------
Net income                                                                                   $     188,381       $     197,074
                                                                                             ==============      ==============
Net income allocated to:
 General Partner                                                                             $       3,183       $       3,332
 BUC Holders                                                                                       185,198             193,742
                                                                                             --------------      --------------
                                                                                             $     188,381       $     197,074
                                                                                             ==============      ==============
Net income per BUC                                                                           $         .20       $         .21
                                                                                             ==============      ==============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE QUARTER ENDED MARCH 31, 1996
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                              General          Certificate
                                                                              Partner              Holders               Total
                                                                        --------------     ----------------     ---------------
Partners' Capital (excluding net unrealized holding (gains) losses)
 Balance at December 31, 1995                                           $         100      $    10,994,431      $   10,994,531
 Net income                                                                     3,183              185,198             188,381
 Cash distributions paid or accrued (Note 4)                                   (3,183)            (315,097)           (318,280)
                                                                        --------------     ----------------     ---------------
                                                                                  100           10,864,532          10,864,632
                                                                        --------------     ----------------     ---------------
Net unrealized holding (gains) losses
 Balance at December 31, 1995                                                    -                  22,604              22,604
 Net change                                                                      -                 (59,976)            (59,976)
                                                                        --------------     ----------------     ---------------
                                                                                 -                 (37,372)            (37,372)
                                                                        --------------     ----------------     ---------------
Balance at March 31, 1996                                               $         100      $    10,827,160      $   10,827,260
                                                                        ==============     ================     ===============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                             Mar. 31, 1996       Mar. 31, 1995
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $      188,381      $      197,074
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Equity in earnings of property partnerships                                                    (40,154)            (36,281)
    Amortization of discount on mortgage-backed securities                                          (1,491)             (1,896)
    Decrease (increase) in interest receivable                                                         778                 (89)
    Increase in other assets                                                                          (430)               (296)
    Decrease in accounts payable                                                                   (16,864)             (4,458)
                                                                                            ---------------     ---------------
 Net cash provided by operating activities                                                         130,220             154,054

Cash flows from investing activities
 Mortgage principal payments received                                                              152,902             126,307
 Distributions received from PREPs                                                                  40,154              36,281
                                                                                            ---------------     ---------------
 Net cash provided by investing activities                                                         193,056             162,588

Cash flow used in financing activity
 Distributions paid                                                                               (320,738)          (445,641)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                                       2,538           (128,999)
Cash and temporary cash investments at beginning of period                                       1,813,499           1,551,380
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $    1,816,037      $    1,422,381
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on
			 the accrual basis of accounting in accordance with generally accepted
			 accounting principles.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December
    31, 1995.  In the opinion of	management, all normal and recurring
    adjustments necessary to present fairly	the financial position at March
    31, 1996, and results of operations for all periods presented	have been
    made.

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


 B) Investment in Mortgage-Backed Securities
    Investment securities are classified as held-to-maturity, available-for-sale, or trading. Investments classified as held-to-maturity are carried at amortized cost. Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected as a separate component of partners' capital. Subsequent increases and decreases in the net unrealized gain/loss on the available-for-sale securities are reflected as adjustments to the carrying value of the portfolio and adjustments to the component of partners' capital. The Partnership does not have investment securities classified as trading.

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

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

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

3. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which consisted of the following at March 31, 1996:

 Cash and temporary cash investments                                  $    1,629,682
 GNMA Certificates                                                         1,647,573
 FNMA Certificates                                                         1,276,519
                                                                      ---------------
                                                                      $    4,553,774
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

At March 31, 1996 the total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of available-for-sale securities are $2,961,464, $26,167, $63,539 and $2,924,092, respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of held-to-maturity securities are $6,226,161, $156,812, $290,074 and $6,092,899, respectively.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

Descriptions of the Partnership's mortgage-backed securities at March 31, 1996, are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    ---------------
  Held-to-Maturity
    GNMA Certificates:
     Ashwood Apartments            					  Tulsa, OK              					144      			9.25%    						07/15/23    $  	  	559,796
     Broadmoor Court	              					  Colorado Springs, CO        	46		    			9.25%    						10/15/29			     			583,216
			  Owings Chase Apartments												  Pikesville, MD														234				 				6.75%    						12/15/23									3,223,048
			  Pools of single-family properties 			  																										   				 				8.74%(1) 		2016 to 2018									1,860,101
                                                                                                              --------------
                                                                                                                  6,226,161
                                                                                                              --------------

  Available-for-Sale
    GNMA Certificates:
			  Pools of single-family properties												  																		   								 6.03%(1)				 						2008											828,400(2)
			  Pools of single-family properties														  																   								 7.58%(1)					 					2008											819,173(2)

		  FNMA Certificates:
			  Pools of single-family properties																  														   				 				5.52%(1)						 				2000									1,276,519(2)
																																																								  																				 																		 											---------------
																																																										  																			 																		 											 			2,924,092
                                                                                              					 								 ---------------
  Balance at March 31, 1996                                                                                  $    9,150,253
                                                                                              							 							===============

(1) Represents yield to the Partnership.
(2)	Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1995																																																																											  $	 	 9,361,640
		Addition
			Amortization of discount on GNMAs																																																																														1,491
		Deductions
			Mortgage principal payments received																																																																								(152,902)
   Net unrealized holding losses on available-for-sale securities                                               (59,976)
																																																																																																									---------------
Balance at March 31, 1996      																																																																					 				$			 9,150,253
																																																																																																									===============

6.	INVESTMENT IN PREPs

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

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)

Descriptions of the PREPs at March 31, 1996, are as follows:

                                                                                                               Carrying
  Name                             Location                 Partnership Name                                     Amount
  --------------------------       --------------------     -----------------------------              -----------------
  Broadmoor Court                  Colorado Springs, CO     Stazier Associates Colorado Springs, Ltd.  $         53,547
  Owings Chase Apartments          Pikesville, MD           Owings Chase Limited Partnership                    150,000
  Ashwood Apartments               Tulsa, OK                129th Street Limited Partnership                       -
  Laurel Park Apartments           Riverdale, GA            Gold Key Venture                                       -
                                                                                                       -----------------
                                                                                                                203,547
  Less valuation allowance                                                                                     (203,547)
                                                                                                       -----------------
  Balance at March 31, 1996                                                                            $           -
                                                                                                       =================

Reconciliation of the carrying amount of the PREPs is as follows:

Balance at December 31, 1995                                                                           $           -
  Addition
   Equity in earnings of property partnerships                                                                   40,154
  Deduction
   Distributions received from PREPs                                                                            (40,154)
                                                                                                       -----------------
Balance at March 31, 1996                                                                              $           -
                                                                                                       =================

7. TRANSACTIONS WITH RELATED PARTIES

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 during 1996 was $53,840. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 6 is entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. During 1996, AFCA 6 earned administrative fees of $7,028. Of this amount, $6,448 was paid by the Partnership and the remainder was paid by property owners.

The general partner of the property partnership which owns Owings Chase Apartments is principally owned by an employee of an affiliate of AFCA 6. Such employee has a nominal interest in the affiliate. Affiliates of AFCA 6 also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership. The general partner did not receive cash distributions from the property partnership in 1996.

An affiliate of AFCA 6 has been retained to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $9,596.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following table shows the occupancy levels of the properties financed by the Partnership at March 31, 1996.

                                                                                                     Number          Percentage
                                                                                 Number            of Units            of Units
 Property Name                               Location                          of Units            Occupied            Occupied
- -------------------------------------        ------------------               ---------          ----------         -----------
 Ashwood Apartments                          Tulsa, OK                             144                 143                  99%
 Broadmoor Court                             Colorado Springs, CO                   46                  44                  96%
 Laurel Park Apartments                      Riverdale, GA                         387                 375                  97%
 Owings Chase Apartments                     Pikesville, MD                        234                 221                  94%
                                                                              ---------          ----------         -----------
                                                                                   811                 783                  97%
                                                                              =========          ==========         ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                                    For the             For the
                                                                                              Quarter Ended       Quarter Ended
                                                                                              Mar. 31, 1996       Mar. 31, 1995
                                                                                             --------------      --------------
Regular monthly distributions
 Income                                                                                      $       .2044       $       .2138
 Return of Capital                                                                                   .1434               .1503
                                                                                             --------------      --------------
                                                                                             $       .3478       $       .3641
                                                                                             ==============      ==============
Distributions
	Paid out of cash flow (including mortgage principal payments)                               $       .3478       $       .3641
                                                                                             ==============      ==============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA and Federal National Mortgage Association (FNMA) Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During 1996, a net amount of $23,003 of undistributed mortgage principal payments was placed in reserves. The total amount held in reserves at March 31, 1996, was $4,553,774 of which $2,924,092 was invested in GNMA and FNMA Certificates.

The Partnership believes that cash provided by operating and investing activities and, if necessary, withdrawals from the Partnership's reserves will be adequate to meet its short-term and long-term liquidity requirements, including the payments of distributions to BUC Holders. Under the terms of the Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements; however, the Partnership currently does not anticipate entering into such arrangements. The Partnership is not authorized to issue additional BUCs to meet short-term and long-term liquidity requirements.

Asset Quality

The Partnership continues to receive the full amount of monthly principal and interest payments on its GNMA and FNMA Certificates. The GNMA and FNMA Certificates are fully guaranteed as to principal and interest by GNMA and FNMA respectively. The obligations of GNMA are backed by the full faith and credit of the United States government.

PREPs, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. It is the policy of the Partnership to make a periodic review of the real estate underlying the PREPs in order to establish, when necessary, a valuation reserve on the investment in PREPs. The allowance for losses on investment in PREPs is based on the fair value of the properties underlying the PREPs. The fair value of the properties underlying the PREPs is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs. Internal property valuations and reviews performed during the three months ended March 31, 1996, indicated that the PREPs recorded on the balance sheet at March 31, 1996, required no adjustments to their current carrying amounts.

The overall status of the Partnership's other Permanent Investments has generally remained constant since December 31, 1995.

RESULTS OF OPERATIONS

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                         Mar. 31, 1996       Mar. 31, 1995           From 1995
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      169,559      $      185,578      $      (16,019)
Equity in earnings of property partnerships                                     40,154              36,281               3,873
Interest income on temporary cash investments                                   23,623              19,831               3,792
                                                                        ---------------     ---------------     ---------------
                                                                               233,336             241,690              (8,354)
General and administrative expenses                                            (44,955)            (44,616)                339
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      188,381      $      197,074      $       (8,693)
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the quarter March 31, 1996, compared to the same period in 1995. This decrease was primarily due to the continued amortization of the principal balances of the mortgage-backed securities.

Equity in earnings of property partnerships is a function of the cash flow received by the Partnership from its interest in the operating partnerships which own the properties. Equity in earnings of property partnerships increased for the quarter ended March 31, 1996, compared to the same period in 1995. This increase was a result of an increase in cash flow received from Broadmoor Court.

The increase in interest on temporary cash investments for the quarter ended March 31, 1996, compared to the same period in 1995 was primarily attributable to the increase in cash reserves as undistributed principal was placed in reserves throughout 1995 and the first quarter of 1996.

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

Dated:  May 15, 1996          AMERICA FIRST PREP FUND 2
                              PENSION SERIES LIMITED PARTNERSHIP

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