Form 10-Q
period 1996-06-30
AMERICA FIRST PREP FUND 2 PENSION SERIES LTD PARTNERSHIP
filed 1996-08-13
CIK 812565

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended June 30, 1996 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                             June 30, 1996       Dec. 31, 1995
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $   1,845,201       $   1,813,499
 Investment in mortgage-backed securities (Note 5)                                               8,910,698           9,361,640
	Investment in preferred real estate participations (PREPs),
	 net of valuation allowance (Note 6)                                                                 -                   -
	Interest receivable																																																																																61,470              64,454
 Other assets                                                                                       46,798														49,375
                                                                                             --------------      --------------
                                                                                             $  10,864,167       $  11,288,968
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                  $      44,047       $      58,676
  Distribution payable (Note 4)                                                                    208,240             213,157
                                                                                             --------------      --------------
                                                                                                   252,287             271,833
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                      100                 100
  Beneficial Unit Certificate Holders
  ($11.71 per BUC in 1996 and $12.16 in 1995)                                                   10,611,780          11,017,035
                                                                                             --------------      --------------
                                                                                                10,611,880          11,017,135
                                                                                             --------------      --------------
                                                                                             $  10,864,167       $  11,288,968
                                                                                             ==============      ==============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1996       June 30, 1995       June 30, 1996       June 30, 1995
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage-backed securities income                  $      168,964      $      183,019      $      338,523      $      368,597
 Equity in earnings of property partnerships                 2,573               1,716              42,727              37,997
 Interest income on temporary cash investments              21,908              20,986              45,531              40,817
                                                    ---------------     ---------------     ---------------     ---------------
                                                           193,445             205,721             426,781             447,411
Expenses
 General and administrative expenses (Note 7)               46,850              44,468              91,805              89,084
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      146,595      $      161,253      $      334,976      $      358,327
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partner                                    $        3,145      $        3,294      $        6,328      $        6,626
 BUC Holders                                               143,450             157,959             328,648             351,701
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $      146,595      $      161,253      $      334,976      $      358,327
                                                    ===============     ===============     ===============     ===============
Net income per BUC                                  $          .16      $          .18      $          .36      $          .39
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1996
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                              General          Certificate
                                                                              Partner              Holders               Total
                                                                        --------------     ----------------     ---------------
Partners' Capital (excluding net unrealized holding (gains) losses)
 Balance at December 31, 1995                                           $         100      $    10,994,431      $   10,994,531
 Net income                                                                     6,328              328,648             334,976
 Cash distributions paid or accrued (Note 4)                                   (6,328)            (626,481)           (632,809)
                                                                        --------------     ----------------     ---------------
                                                                                  100           10,696,598          10,696,698
                                                                        --------------     ----------------     ---------------
Net unrealized holding (gains) losses
 Balance at December 31, 1995                                                    -                  22,604              22,604
 Net change                                                                      -                (107,422)           (107,422)
                                                                        --------------     ----------------     ---------------
                                                                                 -                 (84,818)            (84,818)
                                                                        --------------     ----------------     ---------------
Balance at June 30, 1996                                                $         100      $    10,611,780      $   10,611,880
                                                                        ==============     ================     ===============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1996       June 30, 1995
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $      334,976      $      358,327
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Equity in earnings of property partnerships                                                    (42,727)            (37,997)
    Amortization of discount on mortgage-backed securities                                          (5,254)             (4,659)
    Decrease in interest receivable                                                                  2,984               1,252
    Decrease in other assets                                                                         2,577               2,552
    Decrease in accounts payable                                                                   (14,629)             (5,611)
                                                                                            ---------------     ---------------
 Net cash provided by operating activities                                                         277,927             313,864

Cash flows from investing activities
 Mortgage principal payments received                                                              348,774             371,060
 Distributions received from PREPs                                                                  42,727              37,997
                                                                                            ---------------     ---------------
 Net cash provided by investing activities                                                         391,501             409,057

Cash flow used in financing activity
 Distributions paid                                                                               (637,726)          (776,368)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                                      31,702            (53,447)
Cash and temporary cash investments at beginning of period                                       1,813,499           1,551,380
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $    1,845,201      $    1,497,933
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on
			 the accrual basis of accounting in accordance with generally accepted
			 accounting principles.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December
    31, 1995.  In the opinion of	management, all normal and recurring
    adjustments necessary to present fairly	the financial position at June
    30, 1996, and results of operations for all periods presented	have been
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

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

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

3. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which consisted of the following at June 30, 1996:

 Cash and temporary cash investments                                  $    1,657,621
 GNMA Certificates                                                         1,590,802
 FNMA Certificates                                                         1,222,750
                                                                      ---------------
                                                                      $    4,471,173
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

At June 30, 1996 the total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of available-for-sale securities are $2,898,370, $17,640, $102,458 and $2,813,552, respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of held-to-maturity securities are $6,097,146, $145,367, $289,214 and $5,953,299, respectively.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

Descriptions of the Partnership's mortgage-backed securities at June 30, 1996, are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    ---------------
  Held-to-Maturity
    GNMA Certificates:
     Ashwood Apartments            					  Tulsa, OK              					144      			9.25%    						07/15/23    $  	  	558,705
     Broadmoor Court	              					  Colorado Springs, CO        	46		    			9.25%    						10/15/29			     			582,609
			  Owings Chase Apartments												  Pikesville, MD														234				 				6.75%    						12/15/23									3,213,492
			  Pools of single-family properties 			  																										   				 				8.74%(1) 		2016 to 2018									1,742,340
                                                                                                              --------------
                                                                                                                  6,097,146
                                                                                                              --------------

  Available-for-Sale
    GNMA Certificates:
			  Pools of single-family properties												  																		   								 6.03%(1)				 						2008											804,444(2)
			  Pools of single-family properties														  																   								 7.58%(1)					 					2008											786,358(2)

		  FNMA Certificates:
			  Pools of single-family properties																  														   				 				5.52%(1)						 				2000									1,222,750(2)
																																																								  																				 																		 											---------------
																																																										  																			 																		 											 			2,813,552
                                                                                              					 								 ---------------
  Balance at June 30, 1996                                                                                   $    8,910,698
                                                                                              							 							===============

(1) Represents yield to the Partnership.
(2)	Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1995																																																																											  $	 	 9,361,640
		Addition
			Amortization of discount on mortgage-backed securities																																																									5,254
		Deductions
			Mortgage principal payments received																																																																								(348,774)
   Net unrealized holding losses on available-for-sale securities                                              (107,422)
																																																																																																									---------------
Balance at June 30, 1996      																																																																					 		 		$			 8,910,698
																																																																																																									===============

6.	INVESTMENT IN PREPs

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

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

Descriptions of the PREPs at June 30, 1996, are as follows:

                                                                                                               Carrying
  Name                             Location                 Partnership Name                                     Amount
  --------------------------       --------------------     -----------------------------              -----------------
  Broadmoor Court                  Colorado Springs, CO     Stazier Associates Colorado Springs, Ltd.  $         53,547
  Owings Chase Apartments          Pikesville, MD           Owings Chase Limited Partnership                    150,000
  Ashwood Apartments               Tulsa, OK                129th Street Limited Partnership                       -
  Laurel Park Apartments           Riverdale, GA            Gold Key Venture                                       -
                                                                                                       -----------------
                                                                                                                203,547
  Less valuation allowance                                                                                     (203,547)
                                                                                                       -----------------
  Balance at June 30, 1996                                                                            $           -
                                                                                                       =================

Reconciliation of the carrying amount of the PREPs is as follows:

Balance at December 31, 1995                                                                           $           -
  Addition
   Equity in earnings of property partnerships                                                                   42,727
  Deduction
   Distributions received from PREPs                                                                            (42,727)
                                                                                                       -----------------
Balance at June 30, 1996                                                                               $           -
                                                                                                       =================

7. TRANSACTIONS WITH RELATED PARTIES

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 during 1996 was $86,792 ($32,952 for the quarter ended June 30, 1996). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 6 is entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. During 1996, AFCA 6 earned administrative fees of $13,974 ($6,946 for the quarter ended June 30, 1996). Of this amount, $12,814 ($6,366 for the quarter ended June 30, 1996) was paid by the Partnership and the remainder was paid by property owners.

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

An affiliate of AFCA 6 has been retained to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $19,131 ($9,535 for the quarter ended June 30, 1996).

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

The following table shows the occupancy levels of the properties financed by the Partnership at June 30, 1996.

                                                                                                     Number          Percentage
                                                                                 Number            of Units            of Units
 Property Name                               Location                          of Units            Occupied            Occupied
- -------------------------------------        ------------------               ---------          ----------         -----------
 Ashwood Apartments                          Tulsa, OK                             144                 138                  96%
 Broadmoor Court                             Colorado Springs, CO                   46                  45                  98%
 Laurel Park Apartments                      Riverdale, GA                         387                 376                  97%
 Owings Chase Apartments                     Pikesville, MD                        234                 222                  95%
                                                                              ---------          ----------         -----------
                                                                                   811                 781                  96%
                                                                              =========          ==========         ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                                For the Six         For the Six
                                                                                               Months Ended        Months Ended
                                                                                              June 30, 1996       June 30, 1995
                                                                                             --------------      --------------
Regular monthly distributions
 Income                                                                                      $       .3628       $       .3882
 Return of Capital                                                                                   .3288               .3359
                                                                                             --------------      --------------
                                                                                             $       .6916       $       .7241
                                                                                             ==============      ==============
Distributions
	Paid out of cash flow (including mortgage principal payments)                               $       .6916       $       .7241
                                                                                             ==============      ==============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA and Federal National Mortgage Association (FNMA) Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During the six months ended June 30, 1996, a net amount of $50,941 ($27,938 for the quarter ended June 30, 1996) of undistributed mortgage principal payments was placed in reserves. The total amount held in reserves at June 30, 1996, was $4,471,173 of which $2,813,552 was invested in GNMA and FNMA Certificates.

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

PREPs, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. It is the policy of the Partnership to make a periodic review of the real estate underlying the PREPs in order to establish, when necessary, a valuation reserve on the investment in PREPs. The allowance for losses on investment in PREPs is based on the fair value of the properties underlying the PREPs. The fair value of the properties underlying the PREPs is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs. Internal property valuations and reviews performed during the six months ended June 30, 1996, indicated that the PREPs recorded on the balance sheet at June 30, 1996, required no adjustments to their current carrying amounts.

The overall status of the Partnership's other Permanent Investments has generally remained constant since March 31, 1996.

RESULTS OF OPERATIONS

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                         June 30, 1996       June 30, 1995           From 1995
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      168,964      $      183,019      $      (14,055)
Equity in earnings of property partnerships                                      2,573               1,716                 857
Interest income on temporary cash investments                                   21,908              20,986                 922
                                                                        ---------------     ---------------     ---------------
                                                                               193,445             205,721             (12,276)
General and administrative expenses                                            (46,850)            (44,468)              2,382
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      146,595      $      161,253      $      (14,658)
                                                                        ===============     ===============     ===============

                                                                           For the Six         For the Six            Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                         June 30, 1996       June 30, 1995           From 1995
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      338,523      $      368,597      $      (30,074)
Equity in earnings of property partnerships                                     42,727              37,997               4,730
Interest income on temporary cash investments                                   45,531              40,817               4,714
                                                                        ---------------     ---------------     ---------------
                                                                               426,781             447,411             (20,630)
General and administrative expenses                                            (91,805)            (89,084)              2,721
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      334,976      $      358,327      $      (23,351)
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the quarter and six months ended June 30, 1996, compared to the same periods in 1995. This decrease was primarily due to the continued amortization of the principal balances of the mortgage-backed securities.

Equity in earnings of property partnerships is a function of the cash flow received by the Partnership from its interest in the operating partnerships which own the properties. Equity in earnings of property partnerships increased for the quarter and six months ended June 30, 1996, compared to the same periods in 1995. This increase was a result of an increase in cash flow received from Ashwood Apartments during the quarter ended June 30, 1996 and Broadmoor Court during the quarter ended March 31, 1996.

The increase in interest on temporary cash investments for the quarter and six months ended June 30, 1996, compared to the same periods in 1995 was primarily attributable to the increase in cash reserves as undistributed principal was placed in reserves throughout 1995 and the first six months of 1996.

General and administrative expenses increased for the quarter and six months ended June 30, 1996, due primarily to an increase in travel expenses incurred during the quarter ended June 30, 1996.

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

Dated:  August 13, 1996       AMERICA FIRST PREP FUND 2
                              PENSION SERIES LIMITED PARTNERSHIP

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