Form 10-Q
period 1996-09-30
AMERICA FIRST PREP FUND 2 PENSION SERIES LTD PARTNERSHIP
filed 1996-11-12
CIK 812565

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 1996 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                             Sept. 30, 1996       Dec. 31, 1995
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $   1,856,163       $   1,813,499
 Investment in mortgage-backed securities (Note 5)                                               8,631,160           9,361,640
	Investment in preferred real estate participations (PREPs),
	 net of valuation allowance (Note 6)                                                                 -                   -
	Interest receivable																																																																																60,859              64,454
 Other assets                                                                                       43,790														49,375
                                                                                             --------------      --------------
                                                                                             $  10,591,972       $  11,288,968
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                  $      52,647       $      58,676
  Distribution payable (Note 4)                                                                    103,226             213,157
                                                                                             --------------      --------------
                                                                                                   155,873             271,833
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                      100                 100
  Beneficial Unit Certificate Holders
  ($11.52 per BUC in 1996 and $12.16 in 1995)                                                   10,435,999          11,017,035
                                                                                             --------------      --------------
                                                                                                10,436,099          11,017,135
                                                                                             --------------      --------------
                                                                                             $  10,591,972       $  11,288,968
                                                                                             ==============      ==============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1996      Sept. 30, 1995      Sept. 30, 1996      Sept. 30, 1995
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage-backed securities income                  $      163,273      $      178,784      $      501,796      $      547,381
 Equity in earnings (losses) of
  property partnerships                                    (24,919)             21,046              17,808              59,043
 Interest income on temporary cash investments              24,262              21,784              69,793              62,601
                                                    ---------------     ---------------     ---------------     ---------------
                                                           162,616             221,614             589,397             669,025
Expenses
 General and administrative expenses (Note 7)               45,278              41,644             137,083             130,728
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      117,338      $      179,970      $      452,314      $      538,297
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partner                                    $        3,109      $        3,257      $        9,437      $        9,883
 BUC Holders                                               114,229             176,713             442,877             528,414
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $      117,338      $      179,970      $      452,314      $      538,297
                                                    ===============     ===============     ===============     ===============
Net income per BUC                                  $          .13      $          .20      $          .49      $          .59
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                              General          Certificate
                                                                              Partner              Holders               Total
                                                                        --------------     ----------------     ---------------
Partners' Capital (excluding net unrealized holding gains (losses))
 Balance at December 31, 1995                                           $         100      $    10,994,431      $   10,994,531
 Net income                                                                     9,437              442,877             452,314
 Cash distributions paid or accrued (Note 4)                                   (9,437)            (934,240)           (943,677)
                                                                        --------------     ----------------     ---------------
                                                                                  100           10,503,068          10,503,168
                                                                        --------------     ----------------     ---------------
Net unrealized holding gains (losses)
 Balance at December 31, 1995                                                    -                  22,604              22,604
 Net change                                                                      -                 (89,673)            (89,673)
                                                                        --------------     ----------------     ---------------
                                                                                 -                 (67,069)            (67,069)
                                                                        --------------     ----------------     ---------------
Balance at September 30, 1996                                           $         100      $    10,435,999      $   10,436,099
                                                                        ==============     ================     ===============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1996      Sept. 30, 1995
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $      452,314      $      538,297
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Equity in earnings of property partnerships                                                    (17,808)            (59,043)
    Amortization of discount on mortgage-backed securities                                          (8,421)             (7,414)
    Decrease in interest receivable                                                                  3,595               2,401
    Decrease in other assets                                                                         5,585               5,401
    Decrease in accounts payable                                                                    (6,029)               (483)
                                                                                            ---------------     ---------------
 Net cash provided by operating activities                                                         429,236             479,159

Cash flows from investing activities
 Mortgage principal payments received                                                              649,228             586,895
 Distributions received from PREPs                                                                  65,804              59,043
 Investment in PREPs                                                                               (47,996)               -
                                                                                            ---------------     ---------------
 Net cash provided by investing activities                                                         667,036             645,938

Cash flow used in financing activity
 Distributions paid                                                                             (1,053,608)          (995,802)
                                                                                            ---------------     ---------------
Net increase in cash and temporary cash investments                                                 42,664             129,295
Cash and temporary cash investments at beginning of period                                       1,813,499           1,551,380
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $    1,856,163      $    1,680,675
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on
			 the accrual basis of accounting in accordance with generally accepted
			 accounting principles.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December
    31, 1995.  In the opinion of	management, all normal and recurring
    adjustments necessary to present fairly	the financial position at
    September 30, 1996, and results of operations for all periods presented have been made.

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

 C) Investment in PREPs
    The investment in PREPs consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are
    accounted for	using the equity method.  When an investment in a PREP has
    been reduced to zero, earnings are recorded to the extent that distributions are received. PREPs are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs.

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

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

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

3. PARTNERSHIP RESERVE ACCOUNT

The Partnership maintains a reserve account which consisted of the following at September 30, 1996:

 Cash and temporary cash investments                                  $    1,764,545
 GNMA Certificates                                                         1,504,480
 FNMA Certificates                                                         1,111,023
                                                                      ---------------
                                                                      $    4,380,048
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

At September 30, 1996, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of available-for-sale securities are $2,682,572, $17,106, $84,175 and $2,615,503, respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of held-to-maturity securities are $6,015,657, $149,195, $288,339 and $5,876,513, respectively.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

Descriptions of the Partnership's mortgage-backed securities at September 30, 1996, are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    ---------------
  Held-to-Maturity
    GNMA Certificates:
     Ashwood Apartments            					  Tulsa, OK              					144      			9.25%    						07/15/23    $  	  	557,588
     Broadmoor Court	              					  Colorado Springs, CO        	46		    			9.25%    						10/15/29			     			581,988
			  Owings Chase Apartments												  Pikesville, MD														234				 				6.75%    						12/15/23									3,203,768
			  Pools of single-family properties 			  																										   				 				8.74%(1) 		2016 to 2018									1,672,313
                                                                                                              --------------
                                                                                                                  6,015,657
                                                                                                              --------------

  Available-for-Sale
    GNMA Certificates:
			  Pools of single-family properties												  																		   								 6.03%(1)				 						2008											761,875(2)
			  Pools of single-family properties														  																   								 7.58%(1)					 					2008											742,605(2)

		  FNMA Certificates:
			  Pools of single-family properties																  														   				 				5.52%(1)						 				2000									1,111,023(2)
																																																								  																				 																		 											---------------
																																																										  																			 																		 											 			2,615,503
                                                                                              					 								 ---------------
  Balance at September 30, 1996                                                                              $    8,631,160
                                                                                              							 							===============

(1) Represents yield to the Partnership.
(2)	Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1995																																																																											  $	 	 9,361,640
		Addition
			Amortization of discount on mortgage-backed securities																																																									8,421
		Deductions
			Mortgage principal payments received																																																																								(649,228)
   Change in net unrealized holding losses on available-for-sale securities                                     (89,673)
																																																																																																									---------------
Balance at September 30, 1996      																																																																 		 		$			 8,631,160
																																																																																																									===============

6.	INVESTMENT IN PREPs

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

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

Descriptions of the PREPs at September 30, 1996, are as follows:

                                                                                                               Carrying
  Name                             Location                 Partnership Name                                     Amount
  --------------------------       --------------------     -----------------------------              -----------------
  Broadmoor Court                  Colorado Springs, CO     Stazier Associates Colorado Springs, Ltd.  $         53,547
  Owings Chase Apartments          Pikesville, MD           Owings Chase Limited Partnership                    150,000
  Ashwood Apartments               Tulsa, OK                129th Street Limited Partnership                       -
  Laurel Park Apartments           Riverdale, GA            Gold Key Venture                                       -
                                                                                                       -----------------
                                                                                                                203,547
  Less valuation allowance                                                                                     (203,547)
                                                                                                       -----------------
  Balance at September 30, 1996                                                                        $           -
                                                                                                       =================

Reconciliation of the carrying amount of the PREPs is as follows:

Balance at December 31, 1995                                                                           $           -
  Additions
   Investment in PREPs                                                                                           47,996
   Equity in earnings of property partnerships                                                                   17,808
  Deduction
   Distributions received from PREPs                                                                            (65,804)
                                                                                                       -----------------
Balance at September 30, 1996                                                                          $           -
                                                                                                       =================

7. TRANSACTIONS WITH RELATED PARTIES

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 during 1996 was $115,108 ($28,316 for the quarter ended September 30, 1996). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 6 is entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. During 1996, AFCA 6 earned administrative fees of $20,826 ($6,852 for the quarter ended September 30, 1996). Of this amount, $19,086 ($6,272 for the quarter ended September 30,
1996) was paid by the Partnership and the remainder was paid by property owners.

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

An affiliate of AFCA 6 has been retained to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $29,377 in 1996 ($10,246 for the quarter ended September 30, 1996).

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

The following table shows the occupancy levels of the properties financed by the Partnership at September 30, 1996.

                                                                                                     Number          Percentage
                                                                                 Number            of Units            of Units
 Property Name                               Location                          of Units            Occupied            Occupied
-------------------------------------        ------------------               ---------          ----------         -----------
 Ashwood Apartments                          Tulsa, OK                             144                 140                  97%
 Broadmoor Court                             Colorado Springs, CO                   46                  44                  96%
 Laurel Park Apartments                      Riverdale, GA                         387                 379                  98%
 Owings Chase Apartments                     Pikesville, MD                        234                 230                  98%
                                                                              ---------          ----------         -----------
                                                                                   811                 793                  98%
                                                                              =========          ==========         ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                               For the Nine        For the Nine
                                                                                               Months Ended        Months Ended
                                                                                             Sept. 30, 1996      Sept. 30, 1995
                                                                                             --------------      --------------
Regular monthly distributions
 Income                                                                                      $       .4888       $       .5833
 Return of Capital                                                                                   .5424               .4967
                                                                                             --------------      --------------
                                                                                             $      1.0312       $      1.0800
                                                                                             ==============      ==============
Distributions
	Paid out of cash flow (including mortgage principal payments)                               $      1.0312       $      1.0800
                                                                                             ==============      ==============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA and Federal National Mortgage Association (FNMA) Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During the nine months ended September 30, 1996, a net amount of $205,861 ($154,920 for the quarter ended September 30, 1996) of undistributed mortgage principal payments was placed in reserves. The total amount held in reserves at September 30, 1996, was $4,380,048 of which $2,615,503 was invested in GNMA and FNMA Certificates.

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

PREPs, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. It is the policy of the Partnership to make a periodic review of the real estate underlying the PREPs in order to establish, when necessary, a valuation reserve on the investment in PREPs. The allowance for losses on investment in PREPs is based on the fair value of the properties underlying the PREPs. The fair value of the properties underlying the PREPs is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs. Internal property valuations and reviews performed during the nine months ended September 30, 1996, indicated that the PREPs recorded on the balance sheet at September 30, 1996, required no adjustments to their current carrying amounts.

As previously reported, Laurel Park Apartments has not been current on its mortgage obligations since December 31, 1994. Until such time that the mortgage is current, the Partnership does not anticipate receiving an equity distribution from Laurel Park Apartments. During August 1996, the General Partner of the Partnership and general partner of the operating partnership which owns Laurel Park Apartments negotiated a Loan Modification Agreement
(LMA) with HUD. Among other things, the LMA reduced the interest rate on the mortgage from 9.25% to 7.75% as well as satisfied all delinquent principal and interest. Laurel Park Apartment is now current on its mortgage obligations. The Partnership made an additional equity investment of $47,996 to effect the LMA. The General Partner feels the LMA will better position Laurel Park Apartments to remain current on its mortgage obligations as well as provide for future equity distributions.

The overall status of the Partnership's other Permanent Investments has generally remained constant since June 30, 1996.

RESULTS OF OPERATIONS

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                        Sept. 30, 1996      Sept. 30, 1995           From 1995
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      163,273      $      178,784      $      (15,511)
Equity in earnings (losses) of property partnerships                           (24,919)             21,046             (45,965)
Interest income on temporary cash investments                                   24,262              21,784               2,478
                                                                        ---------------     ---------------     ---------------
                                                                               162,616             221,614             (58,998)
General and administrative expenses                                            (45,278)            (41,644)              3,634
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      117,338      $      179,970      $      (62,632)
                                                                        ===============     ===============     ===============

                                                                          For the Nine        For the Nine            Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                        Sept. 30, 1996      Sept. 30, 1995           From 1995
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      501,796      $      547,381      $      (45,585)
Equity in earnings of property partnerships                                     17,808              59,043             (41,235)
Interest income on temporary cash investments                                   69,793              62,601               7,192
                                                                        ---------------     ---------------     ---------------
                                                                               589,397             669,025             (79,628)
General and administrative expenses                                           (137,083)           (130,728)              6,355
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      452,314      $      538,297      $      (85,983)
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. This decrease was primarily due to the continued amortization of the principal balances of the mortgage-backed securities.

Equity in earnings of property partnerships is a function of the cash flow received by the Partnership from its interest in the operating partnerships which own the properties. Prior to the write-down of each investment in PREP to zero, equity in earnings of property partnerships also reflects the Partnership's allocable share of earnings generated by each of the properties. Equity in earnings of property partnerships decreased for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. This decrease was primarily a result of recording a loss of approximately $48,000 for Laurel Park Apartments during the quarter ended September 30, 1996. This loss resulted from expenses incurred in conjunction with entering into a loan modification agreement with HUD in August.

Excluding the loss due to Laurel Park Apartments, equity in earnings of property partnerships increased $2,031 for the quarter ended September 30, 1996, compared to the same period in 1995. This increase was primarily attributable to an increase of approximately $2,000 in cash flow received from Broadmoor Court during the quarter ended September 30, 1996. Excluding the loss due to Laurel Park Apartments, equity in earnings of property partnerships increased $6,761 for the nine months ended September 30, 1996, compared to the same period in 1995. This was due to an increase of approximately $6,000, and $1,000 in cash flow received from Broadmoor Court and Ashwood Apartments, respectively, for the nine months ended September 30, 1996, compared to the same period in 1995.

The increase in interest on temporary cash investments for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995 was primarily attributable to the increase in cash reserves as undistributed principal was placed in reserves throughout 1995 and the first nine months of 1996.

General and administrative expenses increased for the quarter and nine months ended September 30, 1996, due primarily to an increase in travel expenses and professional fees.

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

Dated:  November 12, 1996     AMERICA FIRST PREP FUND 2
                              PENSION SERIES LIMITED PARTNERSHIP

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