Form 10-Q
period 1997-03-31
AMERICA FIRST PREP FUND 2 PENSION SERIES LTD PARTNERSHIP
filed 1997-05-15
CIK 812565

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended March 31, 1997 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                              Mar. 31, 1997       Dec. 31, 1996
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $   2,600,522       $   2,072,577
 Investment in mortgage-backed securities (Note 5)                                               7,829,850           8,506,853
	Investment in preferred real estate participations (PREPs),
	 net of valuation allowance (Note 6)                                                                 -                   -
	Interest receivable																																																																																58,722              60,561
 Other assets                                                                                       40,733														50,805
                                                                                             --------------      --------------
                                                                                             $  10,529,827       $  10,690,796
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                  $      52,697       $      54,401
  Distribution payable (Note 4)                                                                    100,666             101,945
                                                                                             --------------      --------------
                                                                                                   153,363             156,346
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                      100                 100
  Beneficial Unit Certificate Holders
  ($11.45 per BUC in 1997 and $11.63 in 1996)                                                   10,376,364          10,534,350
                                                                                             --------------      --------------
                                                                                                10,376,464          10,534,450
                                                                                             --------------      --------------
                                                                                             $  10,529,827       $  10,690,796
                                                                                             ==============      ==============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                             Mar. 31, 1997       Mar. 31, 1996
                                                                                            ---------------     ---------------
Income
 Mortgage-backed securities income                                                          $      143,973      $      169,559
 Equity in earnings of property partnerships                                                        26,012              40,154
 Interest income on temporary cash investments                                                      32,613              23,623
                                                                                            ---------------     ---------------
                                                                                                   202,598             233,336
Expenses
 General and administrative expenses (Note 7)                                                       45,790              44,955
                                                                                            ---------------     ---------------
Net income                                                                                  $      156,808      $      188,381
                                                                                            ===============     ===============
Net income allocated to:
 General Partner                                                                            $        3,033      $        3,183
 BUC Holders                                                                                       153,775             185,198
                                                                                            ---------------     ---------------
                                                                                            $      156,808      $      188,381
                                                                                            ===============     ===============
Net income per BUC                                                                          $          .17      $          .20
                                                                                            ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE QUARTER ENDED MARCH 31, 1997
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                              General          Certificate
                                                                              Partner              Holders               Total
                                                                        --------------     ----------------     ---------------
Partners' Capital (excluding net unrealized holding losses)
 Balance at December 31, 1996                                           $         100      $    10,573,074      $   10,573,174
 Net income                                                                     3,033              153,775             156,808
 Cash distributions paid or accrued (Note 4)                                   (3,033)            (300,242)           (303,275)
                                                                        --------------     ----------------     ---------------
                                                                                  100           10,426,607          10,426,707
                                                                        --------------     ----------------     ---------------
Net unrealized holding losses
 Balance at December 31, 1996                                                    -                 (38,724)            (38,724)
 Net change                                                                      -                 (11,519)            (11,519)
                                                                        --------------     ----------------     ---------------
                                                                                 -                 (50,243)            (50,243)
                                                                        --------------     ----------------     ---------------
Balance at March 31, 1997                                               $         100      $    10,376,364      $   10,376,464
                                                                        ==============     ================     ===============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                             Mar. 31, 1997       Mar. 31, 1996
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $      156,808      $      188,381
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Equity in earnings of property partnerships                                                    (26,012)            (40,154)
    Amortization of discount on mortgage-backed securities                                          (1,858)             (1,491)
    Decrease in interest receivable                                                                  1,839                 778
    Decrease (increase) in other assets                                                             10,072                (430)
    Decrease in accounts payable                                                                    (1,704)            (16,864)
                                                                                            ---------------     ---------------
Net cash provided by operating activities                                                         	139,145             130,220
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Mortgage principal payments received                                                              667,342             152,902
 Distributions received from PREPs                                                                  26,012              40,154
                                                                                            ---------------     ---------------
Net cash provided by investing activities                                                         	693,354             193,056
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                               (304,554)           (320,738)
                                                                                            ---------------     ---------------
Net increase in cash and temporary cash investments                                                527,945               2,538
Cash and temporary cash investments at beginning of period                                       2,072,577           1,813,499
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $    2,600,522      $    1,816,037
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

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

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December
    31, 1996.  In the opinion of	management, all normal and recurring
    adjustments necessary to present fairly	the financial position at March
    31, 1997, and results of operations for all periods presented	have been
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

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

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

3. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at March 31, 1997:

 Cash and temporary cash investments                                  $    2,509,571
 GNMA Certificates                                                         1,441,934
 FNMA Certificates                                                         1,041,357
                                                                      ---------------
                                                                      $    4,992,862
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

At March 31, 1997, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of available-for-sale securities are $2,533,534, $14,548, $64,791 and $2,483,291, respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of held-to-maturity securities are $5,346,559, $129,182, $286,542 and $5,189,199, respectively.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

Descriptions of the Partnership's mortgage-backed securities at March 31, 1997, are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    ---------------
  Held-to-Maturity
    GNMA Certificates:
     Broadmoor Court	              					  Colorado Springs, CO         47		    			9.25%    						10/15/29			  $   		580,699
			  Owings Chase Apartments												  Pikesville, MD														234				 				6.75%    						12/15/23									3,183,803
			  Pools of single-family mortgages 			  																										   				 				 8.74%(1) 		2016 to 2018									1,582,057
                                                                                                              --------------
                                                                                                                  5,346,559
                                                                                                              --------------

  Available-for-Sale
    GNMA Certificates:
			  Pools of single-family mortgages			  																		   								           6.03%(1)				 						2008											729,487(2)
			  Pools of single-family mortgages		 												  																   								 7.58%(1)					 					2008											712,447(2)

		  FNMA Certificates:
			  Pools of single-family mortgages																  														   				 				 5.52%(1)						 				2000									1,041,357(2)
																																																								  																				 																		 											---------------
																																																										  																			 																		 											 			2,483,291
                                                                                              					 								 ---------------
  Balance at March 31, 1997                                                                                  $    7,829,850
                                                                                              							 							===============

(1) Represents yield to the Partnership.
(2)	Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1996																																																																											      $	 	 8,506,853
		Addition
			Amortization of discount on mortgage-backed securities																																																				    					1,858
		Deductions
			Mortgage principal payments received (1)																																																																						 	(667,342)
   Change in net unrealized holding losses on available-for-sale securities                                         (11,519)
																																																																																																									    ---------------
Balance at March 31, 1997          																																																																 		     		$			 7,829,850
																																																																																																							    		===============
(1) Includes proceeds of $556,444 received from GNMA due to the redemption of the GNMA Certificate related to Ashwood Apartments.


6.	Investment in PREPs

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

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)

Descriptions of the PREPs at March 31, 1997, are as follows:

                                                                                                               Carrying
  Name                             Location                 Partnership Name                                     Amount
  --------------------------       --------------------     -----------------------------              -----------------
  Broadmoor Court                  Colorado Springs, CO     Stazier Associates Colorado Springs, Ltd.  $         53,547
  Owings Chase Apartments          Pikesville, MD           Owings Chase Limited Partnership                    150,000
  Laurel Park Apartments           Riverdale, GA            Gold Key Venture                                       -
                                                                                                       -----------------
                                                                                                                203,547
  Less valuation allowance                                                                                     (203,547)
                                                                                                       -----------------
  Balance at March 31, 1997                                                                            $           -
                                                                                                       =================

Reconciliation of the carrying amount of the PREPs is as follows:

Balance at December 31, 1996                                                                           $           -
  Addition
   Equity in earnings of property partnerships                                                                   26,012
  Deduction
   Distributions received from PREPs                                                                            (26,012)
                                                                                                       -----------------
Balance at March 31, 1997                                                                              $           -
                                                                                                       =================

7. Transactions with Related Parties

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 during 1997 was $44,659. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 6 is entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. During 1997, AFCA 6 earned administrative fees of $6,265, all of which was paid by the Partnership.

The general partner of the property partnership which owns Owings Chase Apartments is principally owned by an employee of an affiliate of AFCA 6. Such employee has a nominal interest in the affiliate. Affiliates of AFCA 6 also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership. The general partner did not receive cash distributions from the property partnership in 1997.

An affiliate of AFCA 6 has been retained to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $10,459 in 1997.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in four states (the GNMA Certificates); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed a to principal and interest by either GNMA or the Federal National Mortgage Association (FNMA) (the Single-Family Certificates); and (iii) limited partnership interests (PREPs) in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. The Partnership has been repaid by GNMA on the GNMA Certificates collateralized by the Villages at Moonraker, Laurel Park Apartments and, during January of 1997, Ashwood Apartments. During 1995, the Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker and, therefore, no longer holds its PREP in this property. During the fourth quarter of 1996, the Partnership sold its PREP in Ashwood Apartments. The Partnership has retained its PREP in Laurel Park Apartments. Collectively, the two remaining GNMA Certificates and the three remaining PREPs are referred to as the Permanent Investments. In addition, the Partnership held four Single-Family Certificates at March 31, 1997.

The following table shows the occupancy levels of the properties financed by the Partnership, in which the Partnership continues to hold an equity interest, at March 31, 1997.

                                                                                                     Number          Percentage
                                                                                 Number            of Units            of Units
 Property Name                               Location                          of Units            Occupied            Occupied
-------------------------------------        ------------------               ---------          ----------         -----------
 Broadmoor Court                             Colorado Springs, CO                   47                  42                  89%
 Laurel Park Apartments                      Riverdale, GA                         387                 370                  96%
 Owings Chase Apartments                     Pikesville, MD                        234                 220                  94%
                                                                              ---------          ----------         -----------
   				                                                                            668                 632                  95%
                                                                              =========          ==========         ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                                    For the             For the
                                                                                              Quarter Ended       Quarter Ended
                                                                                              Mar. 31, 1997       Mar. 31, 1996
                                                                                             --------------      --------------
Regular monthly distributions
 Income                                                                                      $       .1697       $       .2044
 Return of Capital                                                                                   .1617               .1434
                                                                                             --------------      --------------
                                                                                             $       .3314       $       .3478
                                                                                             ==============      ==============
Distributions
	Paid out of cash flow (including mortgage principal payments)                               $       .3314       $       .3478
                                                                                             ==============      ==============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA Certificates and Single-Family Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During 1997, a net amount of $520,875 of undistributed mortgage principal payments was placed in reserves. The total amount held in reserves at March 31, 1997, was $4,992,862 of which $2,483,291 was invested in Single-Family Certificates.

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

PREPs, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. It is the policy of the Partnership to make a periodic review of the real estate underlying the PREPs in order to establish, when necessary, a valuation reserve on the investment in PREPs. The allowance for losses on investment in PREPs is based on the fair value of the properties underlying the PREPs. The fair value of the properties underlying the PREPs is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs. Internal property valuations and reviews performed during the three months ended March 31, 1997, indicated that the PREPs recorded on the balance sheet at March 31, 1997, required no adjustments to their current carrying amounts.

In January 1997, GNMA redeemed the GNMA Certificate related to Ashwood Apartments by paying the Partnership the full principal amount of $556,444 plus accrued interest through the redemption date.

The overall status of the Partnership's other Permanent Investments has generally remained constant since December 31, 1996.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                         Mar. 31, 1997       Mar. 31, 1996           From 1996
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      143,973      $      169,559      $      (25,586)
Equity in earnings of property partnerships                                     26,012              40,154             (14,142)
Interest income on temporary cash investments                                   32,613              23,623               8,990
                                                                        ---------------     ---------------     ---------------
                                                                               202,598             233,336             (30,738)
General and administrative expenses                                            (45,790)            (44,955)                835
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      156,808      $      188,381      $      (31,573)
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the quarter ended March 31, 1997, compared to the same period in 1996. Approximately $13,000 of such decrease was due to the redemption of the GNMA Certificate related to Ashwood Apartments with the remaining decrease of approximately $12,600 due to the continued amortization of the principal balances of the Partnership's other mortgage-backed securities.

Equity in earnings of property partnerships is a function of the cash flow received by the Partnership from its interest in the operating partnerships which own the properties. Prior to the write-down of each investment in PREP to zero, equity in earnings of property partnerships also reflects the Partnership's allocable share of earnings generated by each of the properties. Equity in earnings of property partnerships decreased for the quarter ended March 31, 1997, compared to the same period in 1996. Approximately $12,200 of such decrease is attributable to the Partnership no longer receiving distributions from Ashwood Apartments due to the sale of the Partnership's PREP in Ashwood Apartments in December 1996. The remaining $1,900 decrease was a result of a decrease in cash flow received from Broadmoor Court.

The increase in interest on temporary cash investments for the quarter ended March 31, 1997, compared to the same period in 1996 was primarily attributable to the increase in cash reserves as a result of the redemption of the GNMA Certificate related to Ashwood Apartments and the sale of the Partnership's PREP in Ashwood Apartments.

General and administrative expenses increased for the quarter ended March 31, 1997, due primarily to an increase in salaries, which was partially offset by an overall decrease in other general and administrative expenses.

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

          (b)  Form 8-K

               The registrant filed the following report on Form 8-K during the quarter for which this report is filed:

               Item Reported     Financial Statements Filed    Date of Report

               2. Acquisition                no              December 18, 1996
                  or Disposition
                  of Assets

	                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 1997          AMERICA FIRST PREP FUND 2
                              PENSION SERIES LIMITED PARTNERSHIP

                              By America First Capital
                                   Associates Limited
                                   Partnership Six, General
                                   Partner of the Registrant

                              By America First Companies L.L.C.,
                                   General Partner of America
																																			First Capital Associates
																																			Limited Partnership Six


                              By /s/ Michael Thesing
                                   Michael Thesing,
                                   Vice President and
                                   Principal Financial
                                   Officer