Form 10-K405/A
period 1996-12-31
AMERICA FIRST PREP FUND 2 PENSION SERIES LTD PARTNERSHIP
filed 1997-10-29
CIK 812565

FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                               TABLE OF CONTENTS

                                                                          Page


                                    PART I

Item 1.  Business                                                           1
Item 2.  Properties                                                         2
Item 3.  Legal Proceedings                                                  3
Item 4.  Submission of Matters to a Vote of Security Holders.               3

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters                                                            3
Item 6.  Selected Financial Data                                            5
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          6
Item 8.  Financial Statements and Supplementary Data                       10
Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                          10

                                  PART III

Item 10.  Directors and Executive Officers of Registrant                   10
Item 11.  Executive Compensation                                           11
Item 12.  Security Ownership of Certain Beneficial Owners and Management   11
Item 13.  Certain Relationships and Related Transactions                   12

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  13

SIGNATURES                                                                 26

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

                                   PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

          (a) Market Information. The BUCs are subject to various restrictions on transfers which are designed to prevent the Registrant from being treated as a publicly traded partnership for federal income tax purposes. Accordingly, the BUCs do not trade on any exchange or in the over-the-counter market. The following sets forth certain information regarding privately-negotiated sales of BUCs with respect to each bi-monthly period from December 1, 1994 through January 31, 1997 which has been compiled and published by a third-party source which compiles and disseminates such information in the regular course of its
     business   Firms supplying trade price information to the third party source are instructed to provide information only on transactions where third-party investors acquired BUCs from or through such firms. Due to commissions and mark-ups, sellers of BUCs may have received less than the amounts paid for BUCs as shown below. None of the following data has been verified by the Registrant. If no information is given for a particular period, it indicates that no trades were reported for that period.

		                                                        Sale Prices
      Period                      		                  High  		       Low
     	------------------------------------          -------        -------
      December 1, 1994 to January 31, 1995              *              *
      February 1, 1995 to March 31, 1995                *              *
      April 1, 1995 to May 31, 1995                     *              *
      June 1, 1995 to July 31, 1995                     *              *
      August 1, 1995 to September 30, 1995              *              *
      October 1, 1995 to November 30, 1995              *              *
      December 1, 1995 to January 31, 1996              *              *
      February 1, 1996 to March 31, 1996             $ 7.24         $ 6.98
      April 1, 1996 to May 31, 1996                    8.49           8.49
      June 1, 1996 to July 31, 1996                     *              *
      August 1, 1996 to September 30, 1996             8.50           8.50
      October 1, 1996 to November 30, 1996            11.00          11.00
      December 1, 1996 to January 31, 1997             8.10          10.55

      *No trades reported for this period.

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

                                   AMERICA FIRST PREP FUND 2 PENSION
                                   SERIES LIMITED PARTNERSHIP

                                   By America First Capital
                                      Associates Limited
                                      Partnership Six, General
                                      Partner of the Registrant

                                   By America First Companies L.L.C.,
                                      General Partner of America First
                                      Capital Associates Limited
                                      Partnership Six


                                   By /s/ Michael Thesing
                                      Michael Thesing,
                                      Vice President
Date:  October 29, 1997

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  October 29, 1997            By /s/ Michael B. Yanney*
                                      Michael B. Yanney
                                      Chairman of the Board, President, Chief
                                      Executive Officer and Manager
                                      (Principal Executive Officer)


Date:  October 29, 1997            By /s/ Michael Thesing
                                      Michael Thesing
                                      Vice President, Secretary, Treasurer and
                                      Manager (Principal Financial Officer)


Date:  October 29, 1997            By
                                      William S. Carter, M.D.
                                      Manager


Date:  October 29, 1997            By /s/George Kubat*
                                      George Kubat
                                      Manager


Date:  October 29, 1997            By /s/ Martin A. Massengale*
                                      Martin A. Massengale
                                      Manager


Date:  October 29, 1997            By /s/ Alan Baer*
                                      Alan Baer
                                      Manager


Date:  October 29, 1997            By /s/ Gail Walling Yanney*
                                      Gail Walling Yanney
                                      Manager

Date:  October 29, 1997	           By	/s/ Mariann Byerwalter*
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