Form 10-Q
period 1997-09-30
AMERICA FIRST PREP FUND 2 PENSION SERIES LTD PARTNERSHIP
filed 1997-11-14
CIK 812565

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 1997 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                             Sept. 30, 1997       Dec. 31, 1996
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $   2,568,226       $   2,072,577
 Investment in mortgage-backed securities (Note 5)                                               7,534,693           8,506,853
 Investment in preferred real estate participations (PREPs),
  net of valuation allowance (Note 6)                                                                 -                   -
 Interest receivable																																																																															 56,488              60,561
 Other assets                                                                                       34,922 		     						50,805
                                                                                             --------------      --------------
                                                                                             $  10,194,329       $  10,690,796
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                  $      45,830       $      54,401
  Distribution payable (Note 4)                                                                     98,193             101,945
                                                                                             --------------      --------------
                                                                                                   144,023             156,346
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                      100                 100
  Beneficial Unit Certificate Holders
  ($11.09 per BUC in 1997 and $11.63 in 1996)                                                   10,050,206          10,534,350
                                                                                             --------------      --------------
                                                                                                10,050,306          10,534,450
                                                                                             --------------      --------------
                                                                                             $  10,194,329       $  10,690,796
                                                                                             ==============      ==============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1997      Sept. 30, 1996      Sept. 30, 1997      Sept. 30, 1996
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage-backed securities income                  $     139,052       $      163,273      $      424,589      $      501,796
 Equity in earnings (losses) of property partnerships      12,791              (24,919)             59,852              17,808
 Interest income on temporary cash investments             35,317               24,262             103,058              69,793
                                                    ---------------     ---------------     ---------------     ---------------
                                                          187,160              162,616             587,499             589,397
Expenses
 General and administrative expenses (Note 7)             120,526               45,278             218,942             137,083
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      66,634       $      117,338      $      368,557      $      452,314
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partner                                    $       2,958       $        3,109      $        8,987      $        9,437
 BUC Holders                                               63,676              114,229             359,570             442,877
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $      66,634       $      117,338      $      368,557      $      452,314
                                                    ===============     ===============     ===============     ===============
Net income per BUC                                  $         .07       $          .13      $          .40      $          .49
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                              General          Certificate
                                                                              Partner              Holders               Total
                                                                        --------------     ----------------     ---------------
Partners' Capital (excluding net unrealized holding losses)
 Balance at December 31, 1996                                           $         100      $    10,573,074      $   10,573,174
 Net income                                                                     8,987              359,570             368,557
 Cash distributions paid or accrued (Note 4)                                   (8,987)            (889,759)           (898,746)
                                                                        --------------     ----------------     ---------------
                                                                                  100           10,042,885          10,042,985
                                                                        --------------     ----------------     ---------------
Net unrealized holding gains (losses)
 Balance at December 31, 1996                                                    -                 (38,724)            (38,724)
 Net change                                                                      -                  46,045              46,045
                                                                        --------------     ----------------     ---------------
                                                                                 -                   7,321               7,321
                                                                        --------------     ----------------     ---------------
Balance at September 30, 1997                                           $         100      $    10,050,206      $   10,050,306
                                                                        ==============     ================     ===============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1997      Sept. 30, 1996
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $      368,557      $      452,314
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Equity in earnings of property partnerships                                                    (59,852)            (17,808)
    Amortization of discount on mortgage-backed securities                                          (6,495)             (8,421)
    Decrease in interest receivable                                                                  4,073               3,595
    Decrease in other assets                                                                        15,883               5,585
    Decrease in accounts payable                                                                    (8,571)             (6,029)
                                                                                            ---------------     ---------------
Net cash provided by operating activities                                                          313,595             429,236
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Mortgage principal payments received                                                            1,024,700             649,228
 Distributions received from PREPs                                                                  59,852              65,804
 Investment in PREPs                                                                                  -                (47,996)
                                                                                            ---------------     ---------------
Net cash provided by investing activities                                                        1,084,552             667,036
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                               (902,498)         (1,053,608)
                                                                                            ---------------     ---------------
Net increase in cash and temporary cash investments                                                495,649              42,664
Cash and temporary cash investments at beginning of period                                       2,072,577           1,813,499
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $    2,568,226      $    1,856,163
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

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

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September 30, 1997, and results of operations for all periods presented have been made.

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

 C) Investment in PREPs
    The investment in PREPs consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and is accounted for using the equity method. When an investment in a PREP has been reduced to zero, earnings are recorded to the extent that distributions are received. PREPs are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs.

 D) Allowance for Losses on Investments in PREPs
    The allowance for losses on investments in PREPs is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on investments in PREPs. The allowance is based on the fair value of the properties underlying the PEPs. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated fair value of the properties underlying the PREPs.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

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

3. Partnership Reserve Account

The Partnership maintains a reserve account which consists of the following at September 30, 1997:

 Cash and temporary cash investments                                  $    2,483,206
 GNMA Certificates                                                         1,347,533
 FNMA Certificates                                                           983,046
                                                                      ---------------
                                                                      $    4,813,785
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

At September 30, 1997, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of available-for-sale securities are $2,323,258, $26,478, $19,157 and $2,330,579, respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of held-to-maturity securities are $5,204,114, $159,205, $284,681 and $5,078,638, respectively.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

Descriptions of the Partnership's mortgage-backed securities at September 30, 1997, are as follows:

                                          		                  Number	  Interest	      Maturity           Carrying
  Type of Security and Name         	Location               of Units       Rate           Date             Amount
  ----------------------------------	--------------------   --------   --------   -------------    ---------------
  Held-to-Maturity
    GNMA Certificates:
     Broadmoor Court	              	Colorado Springs, CO         47	     9.25%    	    10/15/29    $      579,348
     Owings Chase Apartments		      Pikesville, MD		            234	     6.75%    	    12/15/23	        3,163,129
     Pools of single-family mortgages 				                            	  8.74%(1)  2016 to 2018	        1,461,637
                                                                                                    --------------
                                                                                                        5,204,114
                                                                                                    --------------

  Available-for-Sale
    GNMA Certificates:
     Pools of single-family mortgages			  		                             6.03%(1)          2008	          668,780(2)
     Pools of single-family mortgages		 			                              7.58%(1)	         2008	          678,753(2)

    FNMA Certificates:
     Pools of single-family mortgages					                               5.52%(1)          2000	          983,046(2)
												                                                                                       ---------------
													                                                                                           2,330,579
                                                                                              	    ---------------
  Balance at September 30, 1997                                                                    $    7,534,693
                                                                                              	    ===============

(1) Represents yield to the Partnership.
(2)	Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1996								                                                                         $    8,506,853
		Additions
		 Amortization of discount on mortgage-backed securities					                                                        6,495
   Change in net unrealized holding gains (losses) on
    available-for-sale securities                                                                                    46,045
		Deduction
		 Mortgage principal payments received (1)						                                                                (1,024,700)
											                                                                                                  ---------------
Balance at September 30, 1997                                        							                                 $    7,534,693
																																																																																																							    		===============
(1) Includes proceeds of $556,444 received from GNMA due to the redemption of the GNMA Certificate related to Ashwood Apartments.


6.	Investment in PREPs

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

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

Descriptions of the PREPs at September 30, 1997, are as follows:

                                                                                                               Carrying
  Name                             Location                 Partnership Name                                     Amount
  --------------------------       --------------------     -----------------------------              -----------------
  Broadmoor Court                  Colorado Springs, CO     Stazier Associates Colorado Springs, Ltd.  $         53,547
  Owings Chase Apartments          Pikesville, MD           Owings Chase Limited Partnership                    150,000
  Laurel Park Apartments           Riverdale, GA            Gold Key Venture                                       -
                                                                                                       -----------------
                                                                                                                203,547
  Less valuation allowance                                                                                     (203,547)
                                                                                                       -----------------
  Balance at September 30, 1997                                                                        $           -
                                                                                                       =================

Reconciliation of the carrying amount of the PREPs is as follows:

Balance at December 31, 1996                                                                           $           -
  Addition
   Equity in earnings of property partnerships                                                                   59,852
  Deduction
   Distributions received from PREPs                                                                            (59,852)
                                                                                                       -----------------
Balance at September 30, 1997                                                                          $           -
                                                                                                       =================

7. Transactions with Related Parties

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 during 1997 was $213,258 ($105,171 for the quarter ended September 30, 1997). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 6 is entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. During 1997, AFCA 6 earned administrative fees of $18,599 ($6,138 for the quarter ended September 30, 1997), all of which was paid by the Partnership.

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

An affiliate of AFCA 6 has been retained to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $32,086 in 1997 ($10,660 for the quarter ended September 30, 1997).

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)

8. Proposed Merger

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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in four states (the GNMA Certificates); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association (FNMA) (the Single-Family Certificates); and (iii) limited partnership interests (PREPs) in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. The Partnership has been repaid by GNMA on the GNMA Certificates collateralized by the Villages at Moonraker, Laurel Park Apartments and, during January of 1997, Ashwood Apartments. During 1995, the Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker and, therefore, no longer holds its PREP in this property. During the fourth quarter of 1996, the Partnership sold its PREP in Ashwood Apartments. The Partnership has retained its PREP in Laurel Park Apartments. Collectively, the two remaining GNMA Certificates and the three remaining PREPs are referred to as the Permanent Investments. In addition, the Partnership held various Single-Family Certificates at September 30, 1997.

The following table shows the occupancy levels of the properties financed by the Partnership and in which the Partnership continues to hold an equity interest at September 30, 1997.

                                                                                                     Number          Percentage
                                                                                 Number            of Units            of Units
 Property Name                               Location                          of Units            Occupied            Occupied
-------------------------------------        ------------------               ---------          ----------         -----------
 Broadmoor Court                             Colorado Springs, CO                   47                  41                  87%
 Laurel Park Apartments                      Riverdale, GA                         387                 368                  95%
 Owings Chase Apartments                     Pikesville, MD                        234                 221                  94%
                                                                              ---------          ----------         -----------
   				                                                                            668                 630                  94%
                                                                              =========          ==========         ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                               For the Nine        For the Nine
                                                                                               Months Ended        Months Ended
                                                                                             Sept. 30, 1997      Sept. 30, 1996
                                                                                             --------------      --------------
Regular monthly distributions
 Income                                                                                      $       .3969       $       .4888
 Return of Capital                                                                                   .5852               .5424
                                                                                             --------------      --------------
                                                                                             $       .9821       $      1.0312
                                                                                             ==============      ==============
Distributions
	Paid out of cash flow (including mortgage principal payments)                               $       .9821       $      1.0312
                                                                                             ==============      ==============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA Certificates and Single-Family Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During 1997, a net amount of $494,511 of undistributed mortgage principal payments was placed in reserves (a net amount of $2,188 was withdrawn from reserves for the quarter ended September 30, 1997). The total amount held in reserves at September 30, 1997, was $4,813,785 of which $2,330,579 was invested in Single-Family Certificates.

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

PREPs, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. It is the policy of the Partnership to make a periodic review of the real estate underlying the PREPs in order to establish, when necessary, a valuation reserve on the investment in PREPs. The allowance for losses on investment in PREPs is based on the fair value of the properties underlying the PREPs. The fair value of the properties underlying the PREPs is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs. Internal property valuations and reviews performed during the nine months ended September 30, 1997, indicated that the PREPs recorded on the balance sheet at September 30, 1997, required no adjustments to their current carrying amounts.

The overall status of the Partnership's Permanent Investments has remained relatively constant since June 30, 1997.

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                        Sept. 30, 1997      Sept. 30, 1996           From 1996
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      139,052      $      163,273      $      (24,221)
Equity in earnings (losses) of property partnerships                            12,791             (24,919)             37,710
Interest income on temporary cash investments                                   35,317              24,262              11,055
                                                                        ---------------     ---------------     ---------------
                                                                               187,160             162,616              24,544
General and administrative expenses                                            120,526              45,278              75,248
                                                                        ---------------     ---------------     ---------------
Net income                                                              $       66,634      $      117,338      $      (50,704)
                                                                        ===============     ===============     ===============

                                                                          For the Nine        For the Nine            Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                        Sept. 30, 1997      Sept. 30, 1996           From 1996
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      424,589      $      501,796      $      (77,207)
Equity in earnings of property partnerships                                     59,852              17,808              42,044
Interest income on temporary cash investments                                  103,058              69,793              33,265
                                                                        ---------------     ---------------     ---------------
                                                                               587,499             589,397              (1,898)
General and administrative expenses                                            218,942             137,083              81,859
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      368,557      $      452,314      $      (83,757)
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996. Approximately $13,000 of such decrease for the quarter and $38,800 of such decrease for the nine months was due to the redemption of the GNMA Certificate related to Ashwood Apartments. The remaining decrease of approximately $11,200 for the quarter and $38,400 for the nine months was due to the continued amortization of the principal balances of the Partnership's other mortgage-backed securities.

Equity in earnings (losses) of property partnerships is a function of the cash flow received by the Partnership from its interest in the operating partnerships which own the properties. Prior to the write-down of each investment in PREPs to zero, equity in earnings (losses) of property partnerships also reflects the Partnership's allocable share of earnings generated by each of the properties. The Partnership recorded a loss of approximately $48,000 for Laurel Park Apartments for the quarter and nine months ended September 30, 1996, which reduced the Partnership's investment in Laurel Park Apartments to zero. Excluding such loss, equity in earnings (losses) of property partnerships decreased approximately $10,300 and $6,000, respectively, for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996. Approximately $2,600 and $17,300 of such decreases for the quarter and nine months, respectively, is attributable to the sale of the Partnership's PREP in Ashwood Apartments in December 1996. The remaining decrease of $7,700 for the quarter is due to a decrease in cash flow received from Broadmoor Court. The decrease of $17,300 from Ashwood Apartments for the nine months ended September 30, 1997, compared to the same period in 1996, together with a decrease of approximately $9,700 in cash flow received from Broadmoor Court, was partially offset by approximately $21,000 in cash flow received from Owings Chase Apartments during the nine months ended September 30, 1997. No distributions were received from Owings Chase Apartments during the comparable period of 1996.

The increase in interest on temporary cash investments for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996 is primarily attributable to the increase in cash reserves as a result of the redemption of the GNMA Certificate related to Ashwood Apartments and the sale of the Partnership's PREP in Ashwood Apartments.

General and administrative expenses increased for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996 due primarily to transaction costs of approximately $64,600 and $70,200, respectively, incurred during the quarter and nine months ended September 30, 1997, in conjunction with the proposed merger described in Note 8 to the financial statements and an increase in salaries expense.

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

               4(c) Agreement and Plan of Merger, dated as of July 29, 1997, among the Registrant, America First
                    Participating/Preferred Equity Mortgage Fund Limited Partnership, America First Prep Fund 2 Limited Partnership and AF Merger, L.P. (incorporated herein by reference to Form 10-Q dated June 30, 1997, filed pursuant to Section 13 or 15(d) of the Securities Act of 1934 by America First PREP Fund 2 Pension Series Limited Partnership (Commission File No. 0-17582)).

          (b)  Form 8-K

               The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

	                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1997     AMERICA FIRST PREP FUND 2
                              PENSION SERIES LIMITED PARTNERSHIP

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