Form 10-K
period 1997-12-31
AMERICA FIRST PREP FUND 2 PENSION SERIES LTD PARTNERSHIP
filed 1998-03-30
CIK 812565

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark One)

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1997

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                               TABLE OF CONTENTS

                                                                          Page


                                    PART I

Item  1. Business                                                           1
Item  2. Properties                                                         2
Item  3. Legal Proceedings                                                  3
Item  4. Submission of Matters to a Vote of Security Holders.               3

                                    PART II

Item  5. Market for Registrant's Common Equity and Related Stockholder
         Matters                                                            3
Item  6. Selected Financial Data                                            4
Item  7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          5
Item 7A. Quantitative and Qualitative Disclosures About Market Risk         8
Item  8. Financial Statements and Supplementary Data                        8
Item  9. Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                           9

                                  PART III

Item 10. Directors and Executive Officers of Registrant                     9
Item 11. Executive Compensation                                            10
Item 12. Security Ownership of Certain Beneficial Owners and Management    10
Item 13. Certain Relationships and Related Transactions                    10

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K   11

SIGNATURES                                                                 25

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

      Through December 31, 1997, the Registrant had acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA") collateralized by first mortgage loans on multifamily housing projects located in four states (the "GNMA Certificates"); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association ("FNMA") (the "Single-Family Certificates") and; (iii) PREPs in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. The Partnership has been repaid by GNMA on the GNMA Certificates collateralized by the Villages at Moonraker, Laurel Park Apartments and Ashwood Apartments. The Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker and, therefore, no longer holds its PREP in this property. In addition, the Partnership sold its PREP in Ashwood Apartments. The Partnership has retained its PREP in Laurel Park Apartments. Collectively, the two remaining GNMA Certificates and the three remaining PREPs are referred to herein as the "Permanent Investments". A description of the Permanent Investments held by the Registrant at December 31, 1997, (and the properties financed thereby) appears in Notes 5 and 6 to the Notes to Financial Statements filed in response to Item 8 hereof. In addition, the Registrant held various Single-Family Certificates at December 31, 1997. All Permanent Investments were made in conjunction with America First PREP Fund 2 Limited Partnership, an affiliate of the Registrant.

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

     Item 2. Properties. The Registrant does not directly own or lease any physical properties. The Registrant has invested in the Permanent Investments described in Item 1. By virtue of its interest in the PREPs, the Partnership indirectly owns the properties it has financed through its Permanent Investments. Descriptions of the multifamily housing projects collateralizing the Permanent Investments held by the Registrant as of December 31, 1997, are described in the following table:

                                                                           Average
                                                            Number     Square Feet            Federal
Property Name                  Location                   of Units        Per Unit          Tax Basis
--------------------------     ----------------------     --------     -----------     ---------------
Broadmoor Court                Colorado Springs, CO            47             391      $    1,832,939
Laurel Park Apartments         Riverdale, GA                  387             855           7,318,562
Owings Chase Apartments        Pikesville, MD                 234             960           8,013,858
                                                          --------                     ---------------
                                                              668                      $   17,165,359
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

     The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table:

                                                       1997         1996         1995         1994         1993
                                                  ----------   ----------   ----------   ----------   ----------
 BROADMOOR COURT
 Average Occupancy Rate                                 93%           96%          99%          98%          96%
 Average Effective Annual Rental Per Unit           $21,108       $21,400      $21,289      $20,540      $19,373

 LAUREL PARK APARTMENTS
 Average Occupancy Rate                                 96%           97%          95%          85%          74%
 Average Effective Annual Rental Per Unit            $5,434        $5,293       $4,867       $4,217       $3,503

 OWINGS CHASE APARTMENTS
 Average Occupancy Rate                                 94%           96%          95%          91%          83%
 Average Effective Annual Rental Per Unit            $6,820        $6,792       $6,580       $6,302       $5,933

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

     Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the fourth quarter of 1997 to a vote of the Registrant's security holders.

                                   PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

          (a) Market Information. The BUCs are subject to various restrictions on transfers which are designed to prevent the Registrant from being treated as a publicly traded partnership for federal income tax purposes. Accordingly, the BUCs do not trade on any exchange or in the over-the-counter market. The following sets forth certain information regarding privately-negotiated sales of BUCs with respect to each bi-monthly period from December 1, 1995 through January 31, 1998 which has been compiled and published by a third-party source which compiles and disseminates such information in the regular course of its business. Firms supplying trade price information to the third party source are instructed to provide information only on transactions where third-party investors acquired BUCs from or through such firms. Due to commissions and mark-ups, sellers of BUCs may have received less than the amounts paid for BUCs as shown below. None of the following data has been verified by the Registrant. If no information is given for a particular period, it indicates that no trades were reported for that period.

		                                                        Sale Prices
      Period                      		                  High  		       Low
     	------------------------------------          -------        -------

      December 1, 1995 to January 31, 1996              *              *
      February 1, 1996 to March 31, 1996             $ 7.24         $ 6.98
      April 1, 1996 to May 31, 1996                    8.49           8.49
      June 1, 1996 to July 31, 1996                     *              *
      August 1, 1996 to September 30, 1996             8.50           8.50
      October 1, 1996 to November 30, 1996            11.00          11.00
      December 1, 1996 to January 31, 1997             8.10          10.55
      February 1, 1997 to March 31, 1997               9.74           9.35
      April 1, 1997 to May 31, 1997                    9.50           9.50
      June 1, 1997 to July 31, 1997                     *              *
      August 1, 1997 to September 30, 1997              *              *
      October 1, 1997 to November 30, 1997              *              *
      December 1, 1997 to January 31, 1998              *              *

      *No trades reported for this period.

          (b) Investors. The approximate number of BUC Holders on December 31, 1997, was 797.

          (c) Distributions. Cash distributions are being made on a monthly basis. Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 1997, and December 31, 1996 equaled $1,179,037 and $1,238,286, respectively. The cash distributions paid per BUC during the fiscal years ended December 31, 1997, and December 31, 1996 were as follows:

                                                       Per BUC
                                           Year Ended            Year Ended
                                       December 31, 1997     December 31, 1996
                                       -----------------     -----------------
              Income                   $          .4173      $          .9017
              Return of Capital                   .8841                 .4651
                                       -----------------     -----------------
              Total                    $         1.3014      $         1.3668
                                       =================     =================

     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 1998 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                           For the        For the	       For the        For the	       For the
                       	                                Year Ended     Year Ended	    Year Ended	    Year Ended	    Year Ended
                                                     Dec. 31, 1997  Dec. 31, 1996	 Dec. 31, 1995	 Dec. 31, 1994  Dec. 31, 1993
							                                              -------------  -------------  -------------  -------------  -------------
Mortgage-backed securities income	                   $    560,584   $    660,229 	 $    723,177  	$    557,576   $    655,722
Equity in earnings of property partnerships		              59,852         20,381 	       62,475 	       76,322         42,445
Interest income on temporary cash investments		           138,649         94,739 	       84,722 	       78,415	        94,691
Gain on sale of PREP                                         -           226,587           -              -              -
General and administrative expenses		                    (369,132)      (172,499)	     (171,190)	     (148,214)	     (178,832)
	                                                    -------------  -------------  -------------  -------------  -------------
Net income	                                          $    389,953   $    829,437   $    699,184 	 $    564,099   $    614,026
		                                                   =============  =============  =============  =============  =============
Net income, basic and diluted, per
 Beneficial Unit Certificate (BUC)                   $        .42   $        .90 	 $        .76 	 $        .61   $        .66
	                                                    =============  =============  =============  =============  =============
Cash distributions paid or accrued per BUC	          $     1.3014   $     1.3668 	 $     1.4318 	 $     1.4898   $     1.5439
                                      							        =============  =============  =============  =============  =============
Investment in mortgage-backed securities	            $  7,359,399   $  8,506,853 	 $  9,361,640 	 $ 10,202,877   $ 10,251,266
							                                              =============  =============  =============  =============  =============
Investment in preferred real estate participations
 (PREPs), net of valuation allowance	                $       -      $       -    	 $       -    	 $             $      99,499
							                                              =============  =============  =============  =============  =============
Total assets	                                        $ 10,024,885   $ 10,690,796 	 $ 11,288,968 	 $ 11,879,769  $  12,577,331
										                                           =============  =============  =============  =============  =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in four states (the GNMA Certificates); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association (FNMA) (the Single-Family Certificates) and; (iii) limited partnership interests (PREPs) in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. The Partnership has been repaid by GNMA on the GNMA Certificates collateralized by the Villages at Moonraker, Laurel Park Apartments and, during January of 1997, Ashwood Apartments. During 1995, the Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker and, therefore, no longer holds its PREP in this property. During 1996 the Partnership sold its PREP in Ashwood Apartments. The Partnership has retained its PREP in Laurel Park Apartments. Collectively, the two remaining GNMA Certificates and the three remaining PREPs are referred to as the Permanent Investments. In addition, the Partnership held various Single-Family Certificates at December 31, 1997.

The following table shows the occupancy levels of the properties financed by the Partnership in which the Partnership continues to hold an equity interest at December 31, 1997:

                                                                                                     Number          Percentage
                                                                                 Number            of Units            of Units
 Property Name                               Location                          of Units            Occupied            Occupied
-------------------------------------        ------------------               ---------          ----------         -----------
 Broadmoor Court                             Colorado Springs, CO                   47                  47                100%
 Laurel Park Apartments                      Riverdale, GA                         387                 380                 98%
 Owings Chase Apartments                     Pikesville, MD                        234                 217                 93%
                                                                              ---------          ----------         -----------
                                                                                   668                 644                 96%
                                                                              =========          ==========         ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                 For the            For the            For the
                                                                              Year Ended         Year Ended         Year Ended
                                                                           Dec. 31, 1997      Dec. 31, 1996      Dec. 31, 1995
                                                                           --------------     --------------     --------------
Regular monthly distributions
 Income                                                                    $       .4173      $       .9017      $       .7573
 Return of capital                                                                 .8841              .4651              .6745
                                                                           --------------     --------------     --------------
                                                                           $      1.3014      $      1.3668      $      1.4318
                                                                           ==============     ==============     ==============
Distributions
	Paid out of cash flow (including mortgage principal payments)             $      1.3014      $      1.3668      $      1.4318
                                                                           ==============     ==============     ==============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA Certificates and Single-Family Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During 1997, a net amount of $407,691 of undistributed mortgage principal payments was placed in reserves. The total amount held in reserves at December 31, 1997, was $4,659,720 of which $2,263,333 was invested in Single-Family Certificates.

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

AFCA 6 has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and has developed a plan to resolve the issue. AFCA 6 believes the Year 2000 problem can be resolved without significant operational difficulties. The Partnership does not maintain its own computer systems and does not reimburse AFCA 6 for any capital expenses associated with computer systems. Therefore, no material effect to the Partnership's results of operations, financial position or cash flows is anticipated from the "Year 2000" issue or its resolution.

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

Based on the foregoing methodology, valuations and reviews performed during the year ended December 31, 1997, indicated that the investment in PREPs recorded on the balance sheet at December 31, 1997, required no adjustments to the current carrying amounts.

Broadmoor Court

Broadmoor Court, a senior assisted-living center located in Colorado Springs, Colorado, had an average occupancy rate of 93% during 1997, compared to 96% during 1996. The mortgage loan on this property is current and the Partnership anticipates that property cash flow will be sufficient to pay debt service in 1998. In addition to principal and interest payments received during 1997 on the GNMA Certificate collateralized by this property, the Partnership recorded $38,804 in equity distributions from the partnership which owns the property.

Laurel Park Apartments

Laurel Park Apartments, located in Riverdale, Georgia, had an average occupancy rate of 96% during 1997 compared to 97% during 1996. At December 31, 1997 the Partnership's investment in this property consists only of a PREP since the Partnership has already been repaid by GNMA on its GNMA
Certificate. Laurel Park Apartments has been current on its mortgage obligations since a Loan Modification Agreement (LMA) was effected in August 1996. The Partnership did not receive any equity distributions on its PREP during 1997. It is anticipated that Laurel Park Apartments will continue to generate cash flow sufficient to meet its mortgage obligations under the terms of the LMA during 1998.

Owings Chase Apartments

Owings Chase Apartments, located in Pikesville, Maryland, had an average occupancy rate of 94% during 1997, compared to 96% during 1996. Cash flow from the operations of the property was sufficient to fully service debt on the mortgage loan in 1997. The mortgage loan was current (under the modified terms of the mortgage) at December 31, 1997, and the Partnership anticipates that the property cash flow will continue to be sufficient to pay debt service in 1998. In addition to principal and interest payments received during 1997 on the GNMA Certificate collateralized by this property, the Partnership recorded $21,048 in equity distributions from the partnership which owns the property.

Results of Operations

The tables below compare the results of operations for each year shown.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      560,584      $      660,229      $      723,177
Equity in earnings of property partnerships                                     59,852              20,381              62,475
Interest income on temporary cash investments                                  138,649              94,739              84,722
Gain on sale of PREP                                                              -                226,587                -
                                                                        ---------------     ---------------     ---------------
                                                                               759,085           1,001,936             870,374
General and administrative expenses                                            369,132             172,499             171,190
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      389,953      $      829,437      $      699,184
                                                                        ===============     ===============     ===============

                                                                              Increase           Increase
                                                                             (Decrease)         (Decrease)
                                                                             From 1996          From 1995
                                                                        ---------------     ---------------
Mortgage-backed securities income                                       $      (99,645)     $      (62,948)
Equity in earnings of property partnerships                                     39,471             (42,094)
Interest income on temporary cash investments                                   43,910              10,017
Gain on sale of PREP                                                          (226,587)            226,587
                                                                        ---------------     ---------------
                                                                              (242,851)            131,562
General and administrative expenses                                            196,633               1,309
                                                                        ---------------     ---------------
Net income                                                              $     (439,484)     $      130,253
                                                                        ===============     ===============

Mortgage-backed securities income decreased $99,645 from 1996 to 1997. Approximately $51,700 of such decrease was due to the redemption of the GNMA Certificate related to Ashwood Apartments in January 1997. The remaining decrease of approximately $47,900 was due to the continued amortization of the principal balances of the Partnership's other mortgage-backed securities.

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

Equity in earnings of property partnerships increased $39,471 from 1996 to 1997 due primarily to recording a loss of approximately $48,000 for Laurel Park Apartments during 1996. Excluding such loss, equity in earnings of property partnerships decreased approximately $8,500 from 1996 to 1997. Approximately $19,900 of such decrease is attributable to the sale of the Partnership's PREP in Ashwood Apartments in December 1996. The decrease of $19,900 from Ashwood Apartments, together with a decrease of approximately $9,600 in cash flow received from Broadmoor Court, was partially offset by approximately $21,000 in cash flow received from Owings Chase Apartments during 1997. No distributions were received from Owings Chase Apartments during 1996.

Equity in earnings of property partnerships decreased $42,094 from 1995 to 1996 due primarily to recording a loss of approximately $48,000 for Laurel Park Apartments during the third quarter of 1996. This loss resulted from expenses incurred in conjunction with entering into a loan modification agreement with HUD in August. The loss related to Laurel Park Apartments was partially offset by an increase in cash flow of approximately $6,000 from Broadmoor Court.

The increase in interest income on temporary cash investments of $43,910 from 1996 to 1997 was primarily attributable to the increase in cash reserves as a result of the redemption of the GNMA certificate related to Ashwood Apartments and the sale of the Partnership's PREP in Ashwood Apartments.

The increase in interest income on temporary cash investments of $10,017 from 1995 to 1996 was primarily attributable to the increase in cash reserves as undistributed principal was placed in reserves throughout 1995 and 1996.

The Partnership recorded a gain of $226,587 in 1996 due to the sale of the Partnership's limited partnership interest in the operating partnership which owns Ashwood Apartments. Due to this sale, the Partnership no longer receives equity distributions from Ashwood Apartments.

General and administrative expenses increased $196,633 from 1996 to 1997.
This increase was due primarily to transaction costs of approximately $163,500 incurred in conjunction with the proposed merger described in Note 9 to the financial statements and an increase in salaries expense. General and administrative expenses increased $1,309 from 1995 to 1996, due primarily to an increase in travel expenses and professional fees.

     This report contains forward looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the real estate investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. BUC holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward looking statements contained herein.

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
The requirements of Item 7A of Form 10-K are not applicable to the Partnership prior to its Annual Report on Form 10-K for the year ended December 31, 1998.

     Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1997 and 1996.

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

	    Michael B. Yanney, 64, has served as the Chairman, President and Chief Executive Officer of America First Companies L.L.C. and its predecessors since 1984. From 1977 until the organization of the first such fund in 1984, Mr.
Yanney was principally engaged in the ownership and management of commercial banks. Mr. Yanney also has investments in private corporations engaged in a variety of businesses. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, Forest Oil Corporation, Lozier Corporation, Freedom Communications, Inc., Magnum
Resources, RCN Corporation, Rio Grande Medical Technologies, Inc. and PKS Information Services, Inc..

	    Michael Thesing, 43, has been Vice President and Chief Financial Officer of affiliates of America First Companies L.L.C. since July 1984.  From January
1984 until July 1984 he was employed by various companies controlled by Mr.
Yanney.  He was a certified public accountant with Coopers & Lybrand from 1977 through 1983.

	    William S. Carter, M.D., 71, is a retired physician. Dr. Carter practiced medicine for 30 years in Omaha, Nebraska, specializing in otolaryngology (disorders of the ears, nose and throat).

	    George Kubat, 52, is the President and Chief Executive Officer of Phillips Manufacturing Co., an Omaha, Nebraska, based manufacturer of drywall metals and construction materials. Prior to assuming that position in November 1992, Mr. Kubat was a certified public accountant with Coopers & Lybrand in Omaha, Nebraska, from 1969. He was the tax partner in charge of the Omaha office from 1981 to 1992. Mr. Kubat currently serves on the board of directors of Sitel Corporation and American Business Information, Inc..

	    Martin A. Massengale, 64, is President Emeritus of the University of Nebraska, Director of the Center for Grassland Studies and Foundation Distinguished Professor. Prior to becoming President in 1991, he served as Interim President from 1989, as Chancellor of the University of Nebraska
Lincoln from 1981 until 1990 and as Vice Chancellor for Agriculture and Natural Resources from 1976 to 1981. Prior to that time, he was a professor and associate dean of the College of Agriculture at the University of Arizona. Dr. Massengale currently serves on the board of directors of Woodmen Accident & Life Insurance Company and IBP, Inc. and is a member of the Board of Trustees of the Great Plains Funds, Inc..

	    Alan Baer, 75, is presently Chairman of Alan Baer & Associates, Inc., a management company located in Omaha, Nebraska.  He is also Chairman of Lancer
Hockey, Inc., Baer Travel Services, Wessan Telemarketing, Total Security
Systems, Inc. and several other businesses.  Mr. Baer is the former Chairman and Chief Executive Officer of the Brandeis Department Store chain which, before its acquisition, was one of the larger retailers in the Midwest.  Mr.
Baer has also owned and served on the board of directors of several banks in
Nebraska and Illinois.

	    Gail Walling Yanney, 61, is a retired physician.  Dr. Walling practiced anesthesia and was most recently the Executive Director of the Clarkson
Foundation until October of 1995.  In addition, she was a director of FirsTier
Bank, N.A., Omaha prior to its merger with First Bank, N.A..  Ms. Yanney is the wife of Michael B. Yanney.

	    Mariann Byerwalter, 37, is Vice President of Business Affairs and Chief
Financial Officer of Stanford University.  Ms. Byerwalter was Executive Vice
President of America First Eureka Holdings, Inc. ("AFEH") and EurekaBank from
1988 to January 1996.  Ms. Byerwalter was Chief Financial Officer and Chief
Operating Officer of AFEH, and Chief Financial Officer of EurekaBank from 1993 to January 1996.  She was an officer of BankAmerica Corporation and its venture capital subsidiary from 1984 to 1987.  She served as Vice President and Executive Assistant to the President of Bank of America and was a Vice
President in the bank's Corporate Planning and Development Department.

     Item 11. Executive Compensation. Neither the Registrant nor AFCA has any directors or officers. None of the managers or executive officers of America First Companies L.L.C. (the general partner of AFCA) receive compensation from the Registrant and AFCA receives no reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to AFCA pursuant to the terms of its limited partnership agreement during the year ended December 31, 1997, is described in Note 7 of the Notes to the Financial Statements filed in response to Item 8 hereof.

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

     (c) There are no arrangements known to the Registrant, the operation of which may at any subsequent date result in a change in control of the Registrant.

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

     During 1997, the Registrant paid or reimbursed AFCA or America First Companies L.L.C. $326,358 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 7 to Notes to Financial Statements filed in response to
Item 8 hereof for a description of these costs and expenses.

     AFCA is entitled to an annual administrative fee equal to .35% of the Partnership's outstanding investments which is paid by the Partnership to the extent such amounts are not paid by property owners. AFCA earned $24,649 in such administrative fees during 1997, all of which was paid by the Partnership.

     The general partner of the property partnership which owns Owings Chase Apartments is principally owned by an employee of America First Companies L.L.C. Such employee has a nominal interest in America First Companies L.L.C. Affiliates of AFCA also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership. The general partner did not receive cash distributions from the property partnership in 1997.

     The Registrant has entered into property management agreements with America First Properties Management Company, L.L.C.. (the "Manager") with respect to the day-to-day operation of Laurel Park Apartments and Owings Chase Apartments. Such property management agreements provide that the Manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable to the Manager range from 3.5% to 4% of gross revenues. Because the Manager is an affiliate of AFCA the management fees payable by the Registrant to the Manager may not exceed the lesser of (i) the rates that the Registrant would pay an unaffiliated manager for similar services in the same geographic location or (ii) the Manager's actual cost for providing such services.
During the year ended December 31, 1997, the Registrant paid the Manager property management fees of $42,673.

                                   PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

            1. Financial Statements. The following financial statements are included in response to Item 8 of this report:

            Independent Accountants' Report.

            Balance Sheets of the Registrant as of December 31, 1997, and December 31, 1996.

            Statements of Income of the Registrant for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

            Statements of Partners' Capital of the Registrant for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

            Statements of Cash Flows of the Registrant for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

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

            3.  Exhibits.  The following exhibits were filed as required by
Item 14(c) of this report. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

                2. Agreement and Plan of Merger, dated as of July 29, 1997, among the Registrant, America First Participating/Preferred
            Equity Mortgage Fund Limited Partnership, America First Prep Fund 2 Limited Partnership and AF Merger, L.P. (incorporated herein by reference to For 10-Q dated June 30, 1997, filed pursuant to
            Section 13 or 15(d) of the Securities Act of 1934 by America First PREP Fund 2 Pension Series Limited Partnership (Commission File No. 0-17582)).

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
America First PREP Fund 2 Pension Series Limited Partnership:

We have audited the accompanying balance sheets of America First Prep Fund 2 Pension Series Limited Partnership as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America First Prep Fund 2 Pension Series Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 26, 1998                                    /s/Coopers & Lybrand L.L.P.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                             Dec. 31, 1997       Dec. 31, 1996
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $   2,577,493       $   2,072,577
 Investment in mortgage-backed securities (Note 5)                                               7,359,399           8,506,853
 Investment in preferred real estate participations (PREPs),
  net of valuation allowance (Note 6)                                                                 -                   -
 Interest receivable												                                                     	              55,977              60,561
 Other assets                                                                                       32,016              50,805
                                                                                             --------------      --------------
                                                                                             $  10,024,885       $  10,690,796
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                   $    142,959       $      54,401
  Distribution payable (Note 4)                                                                     97,003             101,945
                                                                                             --------------      --------------
                                                                                                   239,962             156,346
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                      100                 100
  Beneficial Unit Certificate Holders
  ($10.76 per BUC in 1997 and $11.63 in 1996)                                                    9,784,823          10,534,350
                                                                                             --------------      --------------
                                                                                                 9,784,923          10,534,450
                                                                                             --------------      --------------
                                                                                             $  10,024,885       $  10,690,796
                                                                                             ==============      ==============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                         --------------      --------------      --------------
Income
 Mortgage-backed securities income (Note 5)                              $     560,584       $     660,229       $     723,177
 Equity in earnings of property partnerships (Note 6)                           59,852              20,381              62,475
 Interest income on temporary cash investments                                 138,649              94,739              84,722
 Gain on sale of PREP                                                             -                226,587                -
                                                                         --------------      --------------      --------------
                                                                               759,085           1,001,936             870,374
Expenses
 General and administrative expenses (Note 7)                                  369,132             172,499             171,190
                                                                         --------------      --------------      --------------
Net income                                                               $     389,953       $     829,437       $     699,184
                                                                         ==============      ==============      ==============
Net income allocated to:
 General Partner                                                         $      11,909       $      12,508       $      13,103
 BUC Holders                                                                   378,044             816,929             686,081
                                                                         --------------      --------------      --------------
                                                                         $     389,953       $     829,437       $     699,184
                                                                         ==============      ==============      ==============
Net income, basic and diluted, per BUC                                   $         .42       $         .90        $        .76
                                                                         ==============      ==============      ==============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1994, TO DECEMBER 31, 1997

                                                                                           Beneficial Unit
                                                                              General          Certificate
                                                                              Partner              Holders               Total
                                                                        --------------     ----------------     ---------------
Partner's Capital (excluding net unrealized holding gains (losses))
 Balance at December 31, 1994	                                          $  	      100	     $   	11,605,522     	$   11,605,622
 Net income		                                                                  13,103		            686,081     	       699,184
 Cash distributions paid or accrued (Note 4)		                                (13,103)		        (1,297,172)	        (1,310,275)
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1995                                                     100           10,994,431          10,994,531
 Net income                                                                    12,508              816,929             829,437
 Cash distributions paid or accrued (Note 4)                                  (12,508)          (1,238,286)         (1,250,794)
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1996                                                     100           10,573,074          10,573,174
 Net income                                                                    11,909              378,044             389,953
 Cash distributions paid or accrued (Note 4)                                  (11,909)          (1,179,037)         (1,190,946)
                                                                         --------------     ----------------     ---------------
                                                                                  100            9,772,081           9,772,181
Net unrealized holding gains (losses)                                    --------------     ----------------     ---------------
 Balance at December 31, 1994                                                    -                    -                   -
 Net change                                                                      -                  22,604              22,604
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1995                                                    -                  22,604              22,604
 Net change                                                                      -                 (61,328)            (61,328)
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1996                                                    -                 (38,724)            (38,724)
 Net change                                                                      -                  51,466              51,466
                                                                        --------------     ----------------     ---------------
                                                                                 -                  12,742              12,742
                                                                        --------------     ----------------     ---------------
Balance at December 31, 1997                                            $        100       $     9,784,823      $    9,784,923
                                                                        ==============     ================     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income                                                             $      389,953      $      829,437      $      699,184
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Equity in earnings of property partnerships                                (59,852)            (20,381)            (62,475)
    Gain on sale of PREP                                                          -               (226,587)               -
    Amortization of discount on mortgage-backed securities                      (9,764)             (9,912)            (11,061)
    Decrease in interest receivable                                              4,584               3,893               3,434
    (Increase) decrease in other assets                                         18,789              (1,430)              8,249
    Increase (decrease) in accounts payable                                     88,558              (4,275)              7,612
                                                                        ---------------     ---------------     ---------------
 Net cash provided by operating activities                                     432,268             570,745             644,943
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
 Mortgage principal payments received                                        1,208,684             803,371             874,902
 Distributions received from PREPs                                              59,852              68,377              62,475
 Sale of PREP                                                                     -                226,587                -
 Investment in PREPs                                                              -                (47,996)               -
                                                                        ---------------     ---------------     ---------------
 Net cash provided by investing activities                                   1,268,536           1,050,339             937,377
                                                                        ---------------     ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                         (1,195,888)         (1,362,006)         (1,320,201)
                                                                        ---------------     ---------------     ---------------
Net increase in cash and temporary cash investments                            504,916             259,078             262,119
Cash and temporary cash investments at beginning of year                     2,072,577           1,813,499           1,551,380
                                                                        ---------------     ---------------     ---------------
Cash and temporary cash investments at end of year                      $    2,577,493      $    2,072,577      $    1,813,499
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

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

 D) Allowance for Losses on Investment in PREPs
    The allowance for losses on investment in PREPs is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on investments in PREPs. The allowance is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to management by an independent real estate firm and are based on local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

 E) Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $1,546,606 and $1,758,888 December 31, 1997, and December 31, 1996, respectively.

 F) Temporary Cash Investments
    Temporary cash investments are invested in short-term debt securities purchased with an original maturity of three months or less.

G)  Net Income Per BUC
    Net income per BUC has been calculated based on the number of BUCs outstanding (905,974) for all years presented.

 H) New Accounting Pronouncement
    The Financial Accounting Standards Board has issued Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). FAS 128, which is effective for periods ending after December 15, 1997, did not have an impact on the Partnership's computation, presentation or disclosure of earnings per BUC as no dilutive common share equivalents existed at December 31, 1997.

3. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at December 31, 1997:

 Cash and temporary cash investments                                  $    2,396,387
 GNMA Certificates                                                         1,307,388
 FNMA Certificates                                                           955,945
                                                                      ---------------
                                                                      $    4,659,720
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

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

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

At December 31, 1997, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of available-for-sale securities are $2,250,591, $25,888, $13,146 and $2,263,333, respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of held-to-maturity securities are $5,096,066, $162,270, $283,727 and $4,974,609, respectively.

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

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

Descriptions of the Partnership's mortgage-backed securities held during the year ended December 31, 1997, are as follows:

                                                                                                                       Income
                                                              Number	 Interest	       Maturity  	    Carrying          Earned
Type of Security and Name        				 Location              of Units 	    Rate  		        Date  	      Amount         in 1997
----------------------------------				--------------------  --------  --------  	 -------------  -------------   -------------
Held-to-Maturity
  GNMA Certificates:
   Broadmoor Court	              				Colorado Springs, CO       47	      9.25%   	    10/15/29	  $    578,649     $    53,642
   Owings Chase Apartments					      Pikesville, MD		          234	      6.75%   	    12/15/23	     3,152,518         214,091
   Ashwood Apartments            				Tulsa, OK            	    144    	  9.25%   	    07/15/23           -   (1)         -
   Pools of single-family mortgages                                      8.74%(2)    2016/2018      1,364,899         139,602
                                                                                                 -------------   -------------
                                                                                                    5,096,066         407,335
                                                                                                 -------------   -------------

Available-for-Sale
  GNMA Certificates:
	  Pools of single-family mortgages 							                              6.03%(2)	        2008	       663,030(3)       44,136
	  Pools of single-family mortgages 							                              7.58%(2)	        2008	       644,358(3)       51,812
  FNMA Certificates:
	  Pools of single-family mortgages 							                              5.52%(2)	        2000	       955,945(3)       57,301
                                                                                  								       -------------   -------------
																																																																																																		 	2,263,333         153,249
                                                                                      						     -------------   -------------
Balance at December 31, 1997                                                                     $  7,359,399    $    560,584
                                                                                                 =============   =============

  (1) GNMA Certificate was redeemed in January 1997.
  (2) Represents yield to the Partnership.
  (3) Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year								                                    $    8,506,853      $    9,361,640	     $   10,202,877
  Additions
   Amortization of discount on mortgage-backed securities					                   9,764               9,912		            11,061
   Change in net unrealized holding gains (losses) on
    available-for-sale securities                                               51,466             (61,328)             22,604
   Deduction
    Mortgage principal payments received(1)                                 (1,208,684)   						  (803,371)	          (874,902)
                                                         											    ---------------     ---------------     ---------------
Balance at end of year									                                         $    7,359,399      $    8,506,853	     $    9,361,640
                                                         											    ===============     ===============     ===============

  (1) Includes proceeds of $556,444 received from GNMA due to the redemption of the GNMA Certificate related to Ashwood Apartments.

6.	Investment in PREPs

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

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

Descriptions of the PREPs held at December 31, 1997, are as follows:

                                                                                                                     Equity in
                                                                                                                      Earnings
                                                                                                    Carrying       of Property
Name                       Location                Partnership Name                                   Amount      Partnerships
-----------------------    --------------------    -----------------------------------------    -------------     ------------
Broadmoor Court            Colorado Springs, CO    Stazier Associates Colorado Springs, Ltd.    $     53,547      $    38,804
Owings Chase Apartments    Pikesville, MD          Owings Chase Limited Partnership                  150,000           21,048
Laurel Park Apartments     Riverdale, GA           Gold Key Venture                                     -                -
                                                                                                -------------     ------------
                                                                                                     203,547      $    59,852
Less valuation allowance                                                                            (203,547)     ============
                                                                                                -------------
Balance at December 31, 1997                                                                    $       -
                                                                                                =============

Reconciliation of the carrying amount of the PREPs is as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                                            $      203,547      $      203,547      $      328,067
  Additions
   Equity in earnings of property partnerships                                  59,852              20,381              62,475
   Investment in PREPs                                                            -                 47,996                -
  Deductions
   Distributions received from PREPs                                           (59,852)            (68,377)            (62,475)

Write-off(1)                                                                      -                   -               (124,520)
                                                                        ---------------     ---------------     ---------------
Balance at end of year                                                  $      203,547      $      203,547      $      203,547
                                                                        ===============     ===============     ===============

The following summarizes the activity in the valuation allowance:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1997       Dec. 31, 1996       Dec. 31, 1995
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                                            $      203,547      $      203,547      $      328,067
  Write-off(1)                                                                    -                   -               (124,520)
                                                                        ---------------     ---------------     ---------------
Balance at end of year                                                  $      203,547      $      203,547      $      203,547
                                                                        ===============     ===============     ===============

(1) During 1995, the Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker. Therefore, the valuation allowance which had previously been established for the full amount of this equity investment was written off.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

                                                                        	         1997                1996		              1995
                                                                        ---------------     ---------------     ---------------
Combined condensed financial information for the PREPs is as follows:
Assets
 Real estate	                                                           $   17,098,929      $   17,830,781      $   20,381,335
 Restricted deposits and funded reserves		                                     932,486             977,821             484,879
 Other assets		                                                              1,132,493           1,191,345           1,378,718
                                                                        ---------------     ---------------     ---------------
			                                                                     $   19,163,908      $   19,999,947      $   22,244,932
                                                                        ===============     ===============     ===============
Liabilities and Partners' Capital
 Liabilities
  Mortgage notes payable	                                               $   20,225,761      $   20,459,706      $   22,313,737
  Other liabilities		                                                        1,223,695           1,653,940           1,846,124
 Partners' Capital (Deficit)
  General Partners		                                                        (2,717,154)         (2,545,305)         (2,346,535)
  Limited Partners
   America First PREP Fund 2 Limited Partnership		                             341,523             341,523             341,523
   America First PREP Fund 2 Pension Series Limited Partnership		              203,547             203,547             203,547
   Other                                                                      (113,464)           (113,464)           (113,464)
                                                                        ---------------     ---------------     ---------------
			                                                                     $   19,163,908      $   19,999,947      $   22,244,932
                                                                        ===============     ===============     ===============
Rental income	                                                          $    5,090,195      $    5,550,385      $    6,423,813
    		                                                                  ===============     ===============     ===============
Combined results of operations	                                         $     (462,217)     $     (469,952)     $   (1,163,422)
	                                                                       ===============     ===============     ===============
Equity in earnings of property partnerships
   (as calculated pursuant to the Limited Partnership Agreements)       $       59,852      $       20,381	     $      	62,475
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

                                                                       		1997	               1996	              	1995
								                                                       ---------------     ---------------     ---------------
Proposed merger transaction costs                              $      163,476      $         -         $         -
Reimbursable salaries and benefits						                              105,087              83,883              83,922
Professional fees and expenses									                                18,421              16,755 	            18,828
Report preparation and distribution								                             9,549               8,319               7,777
Investor services and custodial fees								                            8,521              10,038              10,296
Other expenses									                                                 7,742               5,782 	             3,194
Consulting and travel expense									                                  5,339               5,648	                628
Insurance								                                                       3,791               4,434               3,867
Registration fees									                                              2,554               1,238 	             1,049
Telephone									                                                      1,878               1,395 	             1,453
								                                                       ---------------     ---------------     ---------------
								                                                       $      326,358      $    	 137,492      $      131,014
								                                                       ===============     ===============     ===============

AFCA 6 is entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. The administrative fee earned by AFCA 6 was $24,649 in 1997, $27,621 in 1996 and $28,841 in 1995. Of these amounts, $24,649 in 1997, $25,303 in 1996, and $26,508 in 1995 was paid by the
Partnership and the remainder was paid by property owners.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997

The general partner of the property partnership which owns Owings Chase Apartments is principally owned by an employee of an affiliate of AFCA 6.
Such employee has a nominal interest in the affiliate. Affiliates of AFCA 6 also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership. The general partner did not receive cash distributions from the property partnership in 1997, 1996 or 1995.

An affiliate of AFCA 6 has been retained to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $42,673, $40,261 and $36,740 in 1997, 1996 and 1995, respectively.

8. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  Cash and temporary cash investments: Fair value approximates the carrying value of such assets.

  Investment in mortgage-backed securities: Fair values are based on amounts obtained from an independent pricing source.

                                                        At December 31, 1997                    At December 31, 1996
                                                -----------------------------------     -----------------------------------
                                                      Carrying           Estimated            Carrying           Estimated
                                                        Amount          Fair Value              Amount          Fair Value
                                                ---------------     ---------------     ---------------     ---------------
Cash and temporary cash investments             $    2,577,493      $    2,577,493      $    2,072,577      $    2,072,577
Investment in mortgage-backed securities        $    7,359,399      $    7,237,942      $    8,506,853      $    8,393,661

9. Proposed Merger

On July 29, 1997, the Partnership announced that it had signed an Agreement and Plan of Merger, dated as of July 29, 1997 (the Merger Agreement), among the Partnership, America First Participating Preferred Equity Mortgage Fund Limited Partnership, a Delaware limited partnership (Prep Fund 1), America First PREP Fund 2 Limited Partnership, a Delaware limited partnership (Prep Fund 2 and together with the Partnership and Prep Fund 1, the Funds), America First Mortgage Investments, Inc., a newly formed Maryland corporation (AFM), and AF Merger, L.P., a newly formed Delaware limited partnership and a subsidiary of AFM (AFM L.P.), which contemplates a business combination transaction (the Merger) pursuant to which Prep Fund 1 and Prep Fund 2 will merge with AFM, with AFM surviving such merger, and the Partnership will merge with AFM L.P., with the Partnership surviving such merger. The Merger, which is expected to be accomplished on a tax-deferred basis for investors in the Funds, will not be consummated unless both Prep Fund 1 and Prep Fund 2 participate in the Merger. The participation of the Partnership is not a condition to the closing of the Merger with respect to Prep Fund 1 and Prep Fund 2. On February 17, 1998, the Registration Statement on Form S-4 relating to the Merger was declared effective by the Securities and Exchange Commission.

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

10. Summary of Unaudited Quarterly Results of Operations

                   	                                     First              Second               Third              Fourth
From January 1, 1997, to December 31, 1997	            Quarter		           Quarter	            Quarter		           Quarter
						                                          ---------------     ---------------     ---------------     ---------------
Total income		                                  $      202,598      $      197,751      $      187,160      $      171,576
Total expenses					                                    (45,790)            (52,626)	          (120,526)(1)        (150,190)(1)
			                                             ---------------     ---------------     ---------------     ---------------
Net income					                                 $     	156,808      $      145,125    	 $      	66,634      $       21,386
						                                          ===============     ===============     ===============     ===============
Net income, basic and diluted, per BUC          $     	    .17      $          .16    	 $          .07      $          .02
						                                          ===============     ===============     ===============     ===============

(1) The Partnership incurred transaction costs in connection with the proposed merger described in Note 9 of approximately $64,600 and $93,300 during the third and fourth quarters of 1997, respectively.

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

                                   AMERICA FIRST PREP FUND 2 PENSION
                                   SERIES LIMITED PARTNERSHIP

                                   By America First Capital
                                      Associates Limited
                                      Partnership Six, General
                                      Partner of the Registrant

                                   By America First Companies L.L.C.,
                                      General Partner of America First
                                      Capital Associates Limited
                                      Partnership Six


                                   By /s/ Michael Thesing
                                      Michael Thesing,
                                      Vice President
				                                  and Principal Financial Officer
Date:  March 26, 1998

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 26, 1998              By /s/ Michael B. Yanney*
                                      Michael B. Yanney
                                      Chairman of the Board, President, Chief
                                      Executive Officer and Manager
                                      (Principal Executive Officer)


Date: March 26, 1998               By /s/ Michael Thesing
                                      Michael Thesing
                                      Vice President, Principal Financial
				                                  Officer and Manager


Date:  March 26, 1998              By /s/ William S. Carter, M.D.*
                                      William S. Carter, M.D.
                                      Manager


Date:  March 26, 1998              By /s/George Kubat*
                                      George Kubat
                                      Manager


Date:  March 26, 1998              By /s/ Martin A. Massengale*
                                      Martin A. Massengale
                                      Manager


Date:  March 26, 1998              By /s/ Alan Baer*
                                      Alan Baer
                                      Manager


Date:  March 26, 1998              By /s/ Gail Walling Yanney*
                                      Gail Walling Yanney
                                      Manager

Date:  March 26, 1998	             By /s/ Mariann Byerwalter*
		                                    Mariann Byerwalter
 		                                   Manager


*By Michael Thesing Attorney-in-Fact


/s/ Michael Thesing
Michael Thesing

                                  EXHIBIT 24


                               POWER OF ATTORNEY

                               POWER OF ATTORNEY


     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                							  /s/ Michael B. Yanney
                                                 							Michael B. Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                					  /s/ Gail Walling Yanney
                                               							Gail Walling Yanney

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                					  /s/ George Kubat
                                               							George Kubat

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                				 /s/  Martin A. Massengale
                                                				Martin A. Massengale

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                  							        /s/ Alan Baer
                                                         							Alan Baer

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                                  			/s/ Mariann Byerwalter
                                                    Mariann Byerwalter

                               POWER OF ATTORNEY

     The undersigned hereby appoints Michael Thesing as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1997, and any amendments thereto, required to be filed with the Securities and Exchange Commission by the following persons:

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

     IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney on the 1st day of February, 1998.


                                             			/s/ William S. Carter, M.D.
                                               William S. Carter, M.D.