Form 10-Q
period 1998-03-31
AMERICA FIRST PREP FUND 2 PENSION SERIES LTD PARTNERSHIP
filed 1998-05-15
CIK 812565

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended March 31, 1998 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                             Mar. 31, 1998       Dec. 31, 1997
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $   2,569,390       $   2,577,493
 Investment in mortgage-backed securities (Note 5)                                               7,150,899           7,359,399
 Investment in preferred real estate participations (PREPs),
  net of valuation allowance (Note 6)                                                                 -                   -
 Interest receivable												                                                     	              54,587              55,977
 Other assets                                                                                       29,355              32,016
                                                                                             --------------      --------------
                                                                                             $   9,804,231       $  10,024,885
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                   $    243,836       $     142,959
  Distribution payable (Note 4)                                                                     95,722              97,003
                                                                                             --------------      --------------
                                                                                                   339,558             239,962
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                      100                 100
  Beneficial Unit Certificate Holders
  ($10.45 per BUC in 1998 and $10.80 in 1997)                                                    9,464,573           9,784,823
                                                                                             --------------      --------------
                                                                                                 9,464,673           9,784,923
                                                                                             --------------      --------------
                                                                                             $   9,804,231       $  10,024,885
                                                                                             ==============      ==============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                             Mar. 31, 1998       Mar. 31, 1997
                                                                                             --------------      --------------
Income
 Mortgage-backed securities income                                                           $     132,500       $     143,973
 Equity in earnings of property partnerships                                                        15,508              26,012
 Interest income on temporary cash investments                                                      34,800              32,613
                                                                                             --------------      --------------
                                                                                                   182,808             202,598
Expenses
 General and administrative expenses (Note 7)                                                      188,973              45,790
                                                                                             --------------      --------------
Net income (loss)                                                                            $      (6,165)      $     156,808
                                                                                             ==============      ==============
Net income (loss) allocated to:
 General Partner                                                                             $       2,885       $       3,033
 BUC Holders                                                                                        (9,050)            153,775
                                                                                             --------------      --------------
                                                                                             $      (6,165)      $     156,808
                                                                                             ==============      ==============
Net income (loss), basic and diluted, per BUC                                                $        (.01)      $         .17
                                                                                             ==============      ==============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE QUARTER ENDED MARCH 31, 1998
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                              General          Certificate
                                                                              Partner              Holders               Total
                                                                        --------------     ----------------     ---------------
Partner's Capital (excluding net unrealized holding gains (losses))
 Balance at December 31, 1997	                                          $  	      100	     $   	 9,772,081     	$    9,772,181
 Net income (loss)                                                              2,885               (9,050)             (6,165)
 Cash distributions paid or accrued (Note 4)                                   (2,885)            (285,563)           (288,448)
                                                                        --------------     ----------------     ---------------
                                                                                  100            9,477,468           9,477,568
Net unrealized holding gains (losses)                                   --------------     ----------------     ---------------
 Balance at December 31, 1997                                                    -                  12,742              12,742
 Net change                                                                      -                 (25,637)            (25,637)
                                                                        --------------     ----------------     ---------------
                                                                                 -                 (12,895)            (12,895)
                                                                        --------------     ----------------     ---------------
Balance at March 31, 1998                                               $        100       $     9,464,573      $    9,464,673
                                                                        ==============     ================     ===============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   For the             For the
                                                                                             Quarter Ended       Quarter Ended
                                                                                             Mar. 31, 1998       Mar. 31, 1997
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income (loss)                                                                          $       (6,165)     $      156,808
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
    Equity in earnings of property partnerships                                                    (15,508)            (26,012)
    Amortization of discount on mortgage-backed securities                                          (3,363)             (1,858)
    Decrease in interest receivable                                                                  1,390               1,839
    Decrease in other assets                                                                         2,661              10,072
    Increase (decrease) in accounts payable                                                        100,877              (1,704)
                                                                                            ---------------     ---------------
 Net cash provided by operating activities                                                          79,892             139,145
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Mortgage principal payments received                                                              186,226             667,342
 Distributions received from PREPs                                                                  15,508              26,012
                                                                                            ---------------     ---------------
 Net cash provided by investing activities                                                         201,734             693,354
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                               (289,729)           (304,554)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                                      (8,103)            527,945
Cash and temporary cash investments at beginning of period                                       2,577,493           2,072,577
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $    2,569,390      $    2,600,522
                                                                                            ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

1. Organization

America First PREP Fund 2 Pension Series Limited Partnership (the Partnership) was formed on February 2, 1988, under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring a portfolio of federally-insured multifamily mortgages and other investments including preferred real estate participations (PREPs). PREPs consist of equity interests which are intended to provide the Partnership with a participation in the net cash flow and net sale or refinancing proceeds of the properties collateralizing the mortgage loans. The Partnership began operations with the first escrow closing on May 25, 1988, and will continue in existence until December 31, 2017, unless terminated earlier under the provisions of the Partnership Agreement. The General Partner of the Partnership is America First Capital Associates Limited Partnership Six (AFCA 6). On April 10, 1998, the General Partnership interest in AFCA 6 was acquired by America First Mortgage Investments, Inc. (See Note
9).

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1998, and results of operations for all periods presented have been made.

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

 D) Allowance for Losses on Investment in PREPs
    The allowance for losses on investment in PREPs is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on investments in PREPs. The allowance is based on the fair value of the properties underlying the PREPs. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the fair value of the properties underlying the PREPs.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

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

 H) Comprehensive Income
    In the first quarter of 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in Partners' Capital with the exception of additional investments by partners or distributions to partners. Comprehensive income for the Partnership includes net income and the change in net unrealized holding losses on investments charged or credited to Partners' Capital. Comprehensive income for the quarters ended March 31, 1998 and 1997 was as follows:

                                                                                For the             For the
                                                                          Quarter Ended       Quarter Ended
                                                                          Mar. 31, 1998       Mar. 31, 1997
                                                                         ---------------     ---------------
Net income (loss)                                                        $       (6,165)     $      156,808
Change in net unrealized holding gains (losses)                                 (25,637)            (11,519)
                                                                         ---------------     ---------------
Comprehensive income (loss)                                              $      (31,802)     $      145,289
                                                                         ===============     ===============

3. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at March 31, 1998:

 Cash and temporary cash investments                                     $    2,288,000
 GNMA Certificates                                                            1,246,775
 FNMA Certificates                                                              919,077
                                                                         ---------------
                                                                         $    4,453,852
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

Cash distributions included in the financial statements represent the actual cash distributions made during each period and the cash distributions accrued at the end of each period.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

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

At March 31, 1998, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of available-for-sale securities are $2,178,747, $20,407, $33,302 and $2,165,852, respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of held-to-maturity securities are $4,985,047, $100,123, $282,755 and $4,802,415, respectively.

Descriptions of the Partnership's mortgage-backed securities at March 31, 1998, are as follows:

                                          		                  Number	  Interest	      Maturity           Carrying
  Type of Security and Name         	Location               of Units       Rate           Date             Amount
  ----------------------------------	--------------------   --------   --------   -------------    ---------------
  Held-to-Maturity
    GNMA Certificates:
     Broadmoor Court	              	Colorado Springs, CO         47	     9.25%    	    10/15/29    $      577,932
     Owings Chase Apartments		      Pikesville, MD		            234	     6.75%    	    12/15/23	        3,141,721
     Pools of single-family mortgages 				                            	  8.74%(1)  2016 to 2018	        1,265,394
                                                                                                    --------------
                                                                                                        4,985,047
                                                                                                    --------------

  Available-for-Sale
    GNMA Certificates:
     Pools of single-family mortgages			  		                             6.03%(1)          2008	          644,232(2)
     Pools of single-family mortgages		 			                              7.58%(1)	         2008	          602,543(2)

    FNMA Certificates:
     Pools of single-family mortgages					                               5.52%(1)          2000	          919,077(2)
												                                                                                       ---------------
													                                                                                           2,165,852
                                                                                              	    ---------------
  Balance at March 31, 1998                                                                        $    7,150,899
                                                                                              	    ===============

  (1) Represents yield to the Partnership.
  (2) Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1997						                                                                        	     $    7,359,399
  Addition
   Amortization of discount on mortgage-backed securities					                                            		             3,363
  Deductions
   Mortgage principal payments received                                                                   	          (186,226)
   Change in net unrealized holding gains (losses) on
    available-for-sale securities                                                                                     (25,637)
                                                         											                                            ---------------
Balance at March 31, 1998						                                                                           	     $    7,150,899
                                                         											                                            ===============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

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

Descriptions of the PREPs held at March 31, 1998, are as follows:

                                                                                                               Carrying
  Name                             Location                 Partnership Name                                     Amount
  --------------------------       --------------------     -----------------------------              -----------------
  Broadmoor Court                  Colorado Springs, CO     Stazier Associates Colorado Springs, Ltd.  $         53,547
  Owings Chase Apartments          Pikesville, MD           Owings Chase Limited Partnership                    150,000
  Laurel Park Apartments           Riverdale, GA            Gold Key Venture                                       -
                                                                                                       -----------------
                                                                                                                203,547
  Less valuation allowance                                                                                     (203,547)
                                                                                                       -----------------
  Balance at March 31, 1998                                                                            $           -
                                                                                                       =================

Reconciliation of the carrying amount of the PREPs is as follows:

Balance at December 31, 1997                                                                           $         -
  Addition
   Equity in earnings of property partnerships                                                                 15,508
  Deduction
   Distributions received from PREPs                                                                          (15,508)
                                                                                                       ---------------
Balance at March 31, 1998                                                                              $         -
                                                                                                       ===============

7. Transactions with Related Parties

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 or an affiliate during 1998 was $88,454. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 6 is entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. During 1998, AFCA 6 earned administrative fees of $5,952, all of which was paid by the Partnership.

The general partner of the property partnership which owns Owings Chase Apartments is principally owned by an employee of an affiliate of AFCA 6. Such employee has a nominal interest in the affiliate. Affiliates of AFCA 6 also own small interests in the general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership. The general partner did not receive cash distributions from the property partnership in 1998.

An affiliate of AFCA 6 has been retained to provide property management services for Laurel Park Apartments and Owings Chase Apartments. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $11,891 in 1998.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

9. Subsequent Event

On April 10, 1998, the Partnership consummated a merger with AF Merger, L.P., a Delaware limited partnership (Merger L.P.), pursuant to an Agreement and Plan of Merger, dated as of July 29, 1997 (the Merger Agreement), among the Partnership, Merger L.P., America First Participating/Preferred Equity
Mortgage Fund Limited Partnership, a Delaware limited partnership, America First PREP Fund 2 Limited Partnership, a Delaware limited partnership, and America First Mortgage Investments, Inc., a Maryland corporation (AFM). The Partnership was the surviving limited partnership of the merger with Merger L.P., but as a result of the merger, (i) the general partner interest in AFCA 6 was acquired by AFM, (ii) the limited partner interest in AFCA 6 was acquired by a wholly-owned subsidiary of AFM, (iii) a total 883,422 BUCs of the Partnership were exchanged, at the rate of approximately 1.31 shares per BUC, for 1,153,552 shares of the common stock of AFM and (iv) AFM became the holder of such BUCs. Accordingly, the Partnership has become a partnership subsidiary of AFM. The holders of 23,219 BUCs elected to continue their current investment in the Partnership through the retention of their BUCs.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in four states (the GNMA Certificates); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association (FNMA) (the Single-Family Certificates) and; (iii) limited partnership interests (PREPs) in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. The Partnership has been repaid by GNMA on the GNMA Certificates collateralized by the Villages at Moonraker, Laurel Park Apartments and, during January of 1997, Ashwood Apartments. During 1995, the Partnership withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker and, therefore, no longer holds its PREP in this property. During 1996 the Partnership sold its PREP in Ashwood Apartments. The Partnership has retained its PREP in Laurel Park Apartments. Collectively, the two remaining GNMA Certificates and the three remaining PREPs are referred to as the Permanent Investments. In addition, the Partnership held various Single-Family Certificates at March 31, 1998.

The following table shows the occupancy levels of the properties financed by the Partnership in which the Partnership continues to hold an equity interest at March 31, 1998:

                                                                                                     Number          Percentage
                                                                                 Number            of Units            of Units
 Property Name                               Location                          of Units            Occupied            Occupied
-------------------------------------        ------------------               ---------          ----------         -----------
 Broadmoor Court                             Colorado Springs, CO                   47                  45                 96%
 Laurel Park Apartments                      Riverdale, GA                         387                 379                 98%
 Owings Chase Apartments                     Pikesville, MD                        234                 220                 94%
                                                                              ---------          ----------         -----------
                                                                                   668                 644                 96%
                                                                              =========          ==========         ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                                    For the            For the
                                                                                              Quarter Ended      Quarter Ended
                                                                                              Mar. 31, 1998      Mar. 31, 1997
                                                                                              --------------     --------------
Regular monthly distributions
 Income                                                                                       $        -         $       .1697
 Return of capital                                                                                    .3152              .1617
                                                                                              --------------     --------------
                                                                                              $       .3152      $       .3314
                                                                                              ==============     ==============
Distributions
	Paid out of cash flow (including mortgage principal payments)                                $       .3152      $       .3314
                                                                                              ==============     ==============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA Certificates and Single-Family Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During 1998, a net amount of $108,387 of undistributed mortgage principal payments was withdrawn from reserves. The total amount held in reserves at March 31, 1998, was $4,453,852 of which $2,165,852 was invested in Single-Family Certificates.

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

PREPs, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. It is the policy of the Partnership to make a periodic review of the real estate underlying the PREPs in order to establish, when necessary, a valuation reserve on the investment in PREPs. The allowance for losses on investment in PREPs is based on the fair value of the properties underlying the PREPs. The fair value of the properties underlying the PREPs is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs. Internal property valuations and reviews performed during the quarter ended March 31, 1998, indicated that the PREPs recorded on the balance sheet at March 31, 1998, required no adjustments to their current carrying amounts.

The overall status of the Partnership's Permanent Investments has remained relatively constant since December 31, 1997.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                         Mar. 31, 1998       Mar. 31, 1997           From 1997
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      132,500      $      143,973      $      (11,473)
Equity in earnings of property partnerships                                     15,508              26,012             (10,504)
Interest income on temporary cash investments                                   34,800              32,613               2,187
                                                                        ---------------     ---------------     ---------------
                                                                               182,808             202,598             (19,790)
General and administrative expenses                                            188,973              45,790             143,183
                                                                        ---------------     ---------------     ---------------
Net income (loss)                                                       $       (6,165)     $      156,808      $     (162,973)
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased $11,473 for the quarter ended March 31, 1998, compared to the same period in 1997 due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Equity in earnings of property partnerships is a function of the cash flow received by the Partnership from its interest in the operating partnerships which own the properties. Prior to the write-down of each investment in PREPs to zero, equity in earnings of property partnerships also reflects the Partnership's allocable share of earnings generated by each of the properties.

Equity in earnings of property partnerships decreased $10,504 for the quarter ended March 31, 1998, compared to the same period in 1997 due to a decrease in cash flow received from Broadmoor Court.

General and administrative expenses increased $143,183 for the quarter ended March 31, 1998, compared to the same period in 1997. This increase was due primarily to transaction costs of approximately $121,600 incurred in conjunction with the merger described in Note 9 to the financial statements and an increase in salaries and related expenses.

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

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
The requirements of Item 3 of Form 10-Q are not applicable to the Partnership prior to its Annual Report on Form 10-K for the year ending December 31, 1998.

PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Securities Holders

               On or about February 17, 1998, AFCA 6 began the solicitation of consents from the holders of the Partnership's Beneficial Unit Certificates (BUCs) to approve a merger of AF Merger, L.P., a Delaware limited partnership, with and into the Partnership with the result being the Partnership becoming a partnership subsidiary of America First Mortgage Investments, Inc., a Maryland corporation. On April 10, 1998, the BUC holders took action by written consent in lieu of a meeting to approve the proposed merger which was consummated on that date. See Note 9 to the Financial Statements.

               The results of the solicitation of BUC holder consent for the merger were as follows:

                    FOR          AGAINST          ABSTAIN/BROKER NONVOTE
                  604,388         2,160                   299,426

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               4(a) Agreement of Limited Partnership dated May 25, 1988
                    (incorporated herein by reference to Form 10-Q dated
                    June 30, 1988 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First PREP Fund 2 Pension Series Limited Partnership (Commission File No. 0-17582)).

               4(b) Form of Certificate of Beneficial Unit Certificate
                    (incorporated herein by reference to Form 10-Q dated
                    June 30, 1988 filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First PREP Fund 2 Pension Series Limited Partnership (Commission File No. 0-17582)).

               4(c) Agreement and Plan of Merger, dated as of July 29, 1997, among the Registrant, America First
                    Participating/Preferred Equity Mortgage Fund Limited Partnership, America First Prep Fund 2 Limited Partnership and AF Merger, L.P. (incorporated herein by reference to Form 10-Q dated June 30, 1997, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First PREP Fund 2 Pension Series Limited Partnership (Commission File No. 0-17582)).

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

                                   AMERICA FIRST PREP FUND 2 PENSION
                                   SERIES LIMITED PARTNERSHIP

                                   By America First Capital
                                      Associates Limited
                                      Partnership Six, General
                                      Partner of the Registrant

                                   By America First Mortgage Investments, Inc.,
                                      General Partner of America First
                                      Capital Associates Limited
                                      Partnership Six


                                   By /s/ Stewart Zimmerman
                                      Stewart Zimmerman,
                                      President and Chief Executive Officer

                                   By /s/ Gary Thompson
                                      Gary Thompson
                                      Chief Financial Officer

Date:  May 13, 1998