Form 10-Q
period 1998-06-30
AMERICA FIRST PREP FUND 2 PENSION SERIES LTD PARTNERSHIP
filed 1998-08-14
CIK 812565

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended June 30, 1998 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                              June 30, 1998       Dec. 31, 1997
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $   2,441,803       $   2,577,493
 Investment in mortgage-backed securities (Note 5)                                               6,918,490           7,359,399
 Investment in preferred real estate participations (PREPs),
  net of valuation allowance (Note 6)                                                                 -                   -
 Interest receivable												                                                     	              52,015              55,977
 Other assets                                                                                       34,078              32,016
                                                                                             --------------      --------------
                                                                                             $   9,446,386       $  10,024,885
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                   $     60,001       $     142,959
  Distribution payable (Note 4)                                                                     95,482              97,003
                                                                                             --------------      --------------
                                                                                                   155,483             239,962
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                      100                 100
  Beneficial Unit Certificate Holders
  ($10.26 per BUC in 1998 and $10.80 in 1997)                                                    9,290,803           9,784,823
                                                                                             --------------      --------------
                                                                                                 9,290,903           9,784,923
                                                                                             --------------      --------------
                                                                                             $   9,446,386       $  10,024,885
                                                                                             ==============      ==============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1998       June 30, 1997       June 30, 1998       June 30, 1997
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage-backed securities income                  $      129,308      $      141,564      $      261,808      $      285,537
 Equity in earnings of property partnerships                  -                 21,049              15,508              47,061
 Interest income on temporary cash investments              33,451              35,128              68,251              67,741
                                                    ---------------     ---------------     ---------------     ---------------
                                                           162,759             197,741             345,567             400,339
Expenses
 General and administrative expenses (Note 7)               57,717              52,626             246,690              98,416
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      105,042      $      145,115      $       98,877      $      301,923
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partner                                    $        2,886      $        2,996      $        5,771      $        6,029
 BUC Holders                                               102,156             142,119              93,106             295,894
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $      105,042      $      145,115      $       98,877      $      301,923
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BUC              $          .11      $          .16      $          .10      $          .33
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1998
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                              General          Certificate
                                                                              Partner              Holders               Total
                                                                        --------------     ----------------     ---------------
Partners' Capital (excluding net unrealized holding gains(losses))
 Balance at December 31, 1997                                           $         100      $     9,772,081      $    9,772,181
 Net income                                                                     5,771               93,106              98,877
 Cash distributions paid or accrued (Note 4)                                   (5,771)            (570,813)           (576,584)
                                                                        --------------     ----------------     ---------------
                                                                                  100            9,294,374           9,294,474
                                                                        --------------     ----------------     ---------------
Net unrealized holding gains (losses)
 Balance at December 31, 1997                                                    -                  12,742              12,742
 Net change                                                                      -                 (16,313)            (16,313)
                                                                        --------------     ----------------     ---------------
                                                                                 -                  (3,571)             (3,571)
                                                                        --------------     ----------------     ---------------
Balance at June 30, 1998                                                $         100      $     9,290,803      $    9,290,903
                                                                        ==============     ================     ===============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1998       June 30, 1997
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $       98,877      $      301,923
  Adjustments to reconcile net income to net cash
   from operating activities
    Equity in earnings of property partnerships                                                    (15,508)            (47,061)
    Amortization of discount on mortgage-backed securities                                          (7,358)             (3,808)
    Decrease in interest receivable                                                                  3,962               2,636
    Decrease (increase) in other assets                                                             (2,062)             12,977
    Decrease in accounts payable                                                                   (82,958)            (15,252)
                                                                                            ---------------     ---------------
Net cash provided by (used in) operating activities                                               	 (5,047)             251,415
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Mortgage principal payments received                                                              431,954             797,663
 Distributions received from PREPs                                                                  15,508              47,061
                                                                                            ---------------     ---------------
Net cash provided by investing activities                                                         	447,462             844,724
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                               (578,105)           (605,358)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                                    (135,690)            490,781
Cash and temporary cash investments at beginning of period                                       2,577,493           2,072,577
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $    2,441,803      $    2,563,358
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

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

On April 10, 1998, the Partnership consummated a merger with AF Merger, L.P., a Delaware limited partnership (Merger L.P.), pursuant to an Agreement and Plan of Merger, dated as of July 29, 1997 (the Merger Agreement), among the Partnership, Merger L.P., America First Participating/Preferred Equity
Mortgage Fund Limited Partnership, a Delaware limited partnership, America First PREP Fund 2 Limited Partnership, a Delaware limited partnership, and America First Mortgage Investments, Inc., a Maryland corporation (AFM). The Partnership was the surviving limited partnership of the merger with Merger L.P., but as a result of the merger, (i) the general partner interest in AFCA 6 was acquired by AFM, (ii) the limited partner interest in AFCA 6 was acquired by a wholly-owned subsidiary of AFM, (iii) a total 883,422 BUCs of the Partnership were exchanged, at the rate of approximately 1.31 shares per BUC, for 1,153,552 shares of the common stock of AFM and (iv) AFM became the holder of such BUCs. Accordingly, the Partnership has become a partnership subsidiary of AFM. The holders of 11,060 BUCs elected to continue their current investment in the Partnership through the retention of their BUCs.

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1997.  In the opinion of	management, all normal and recurring
    adjustments necessary to present fairly	the financial position at
    June 30, 1998, and results of operations for all periods presented have been made.

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

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

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

 H) Comprehensive Income
    In the first quarter of 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in Partners' Capital with the exception of additional investments by partners or distributions to partners. Comprehensive income for the Partnership includes net income and the change in net unrealized holding losses on investments charged or credited to Partners' Capital. Comprehensive income for the quarter and six months ended June 30, 1998, compared to the same periods in 1997 was as follows:

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1998       June 30, 1997       June 30, 1998       June 30, 1997
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      105,042      $      145,115      $       98,877      $      301,923
Change in net unrealized holding gains (losses)             (9,324)             32,892             (16,313)             21,373
                                                    ---------------     ---------------     ---------------     ---------------
Comprehensive income                                $       95,718      $      178,007      $       82,564      $      323,296
                                                    ===============     ===============     ===============     ===============


3. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at June 30, 1998:

 Cash and temporary cash investments                                  $    2,350,633
 GNMA Certificates                                                         1,156,597
 FNMA Certificates                                                           812,765
                                                                      ---------------
                                                                      $    4,319,995
																																																																						===============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

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

As a result of the merger described in Note 1, on April 10, 1998, the Partnership reclassified its securities from held-to-maturity to available-for-sale. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of securities transferred were $4,985,047, $100,123, $282,755 and $4,802,415, respectively.

At June 30, 1998, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of mortgage-backed securities are $6,922,161, $115,262, $118,933 and $6,918,490, respectively.

Descriptions of the Partnership's mortgage-backed securities at June 30, 1998, are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    ---------------
  GNMA Certificates:
     Broadmoor Court	              					  Colorado Springs, CO         47		    			9.25%    						10/15/29			  $   		587,300
			  Owings Chase Apartments												  Pikesville, MD														234				 				6.75%    						12/15/23									3,036,811
			  Pools of single-family mortgages 			  																										   				 				 8.74%(1) 		2016 to 2018									1,325,017
			  Pools of single-family mortgages			  																		   								           6.03%(1)				 						2008											599,399(2)
			  Pools of single-family mortgages		 												  																   								 7.58%(1)					 					2008											557,198(2)
  FNMA Certificates:
			  Pools of single-family mortgages																  														   				 				 5.52%(1)						 				2000									  812,765(2)
                                                                                              					 								 ---------------
  Balance at June 30, 1998                                                                                   $    6,918,490
                                                                                              							 							===============

  (1) Represents yield to the Partnership.
  (2) Reserve account asset - see Note 3.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1997						                                                                        	  $    7,359,399
  Additions
   Amortization of discount on mortgage-backed securities					                                            		          7,358
   Change in net unrealized holding gains                                                                           166,319
  Deduction
   Mortgage principal payments received                                                                   	        (431,954)
   Net unrealized loss on securities transferred from held-to-maturity to
    available-for-sale                                                                                             (182,632)
                                                         											                                         ---------------
Balance at June 30, 1998           																																																																 		     		$			 6,918,490
																																																																																																							    		===============

6.	Investment in PREPs

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

Descriptions of the PREPs at June 30, 1998, are as follows:

                                                                                                               Carrying
  Name                             Location                 Partnership Name                                     Amount
  --------------------------       --------------------     -----------------------------              -----------------
  Broadmoor Court                  Colorado Springs, CO     Stazier Associates Colorado Springs, Ltd.  $         53,547
  Owings Chase Apartments          Pikesville, MD           Owings Chase Limited Partnership                    150,000
  Laurel Park Apartments           Riverdale, GA            Gold Key Venture                                       -
                                                                                                       -----------------
                                                                                                                203,547
  Less valuation allowance                                                                                     (203,547)
                                                                                                       -----------------
  Balance at June 30, 1998                                                                             $           -
                                                                                                       =================

Reconciliation of the carrying amount of the PREPs is as follows:

Balance at December 31, 1997                                                                           $         -
  Addition
   Equity in earnings of property partnerships                                                                 15,508
  Deduction
   Distributions received from PREPs                                                                          (15,508)
                                                                                                       ---------------
Balance at June 30, 1998                                                                               $         -
                                                                                                       ===============

7. Transactions with Related Parties

Prior to merger, substantially all the Partnership's general and administrative expenses were paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 or an affiliate during 1998 was $101,658 ($13,204 for the quarter ended
June 30, 1998). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)

Prior to the Merger AFCA 6 was entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. During 1998, AFCA 6 earned administrative fees of $5,952 (none for the quarter ended June 30, 1998), all of which was paid by the Partnership.

A property management subsidiary of America First Companies L.L.C. (America First) has been retained by the property partnerships which own Laurel Park Apartments and Owing Chase Apartments to provide management services for these properties. A director of the general partner of AFCA 6 is a principal owner of America First. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $23,755 in 1998 ($11,864 for the quarter ended June 30, 1998).

The general partner of the property partnership that owns Owings Chase Apartments is principally owned by an employee of America First. Other affiliates of America First also own nominal interest in such general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership. The general partner did not receive cash distributions from the property partnership in 1998.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in four states (the GNMA Certificates); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association (FNMA) (the Single-Family Certificates); and (iii) limited partnership interests (PREPs) in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. At June 30, 1998, the Partnership continued to hold two GNMA Certificates and three PREPs (referred to as the Permanent Investments) in addition to various Single-Family Certificates.

The following table shows the occupancy levels of the properties financed by the Partnership, in which the Partnership continues to hold an equity interest, at June 30, 1998.

                                                                                                     Number          Percentage
                                                                                 Number            of Units            of Units
 Property Name                               Location                          of Units            Occupied            Occupied
-------------------------------------        ------------------               ---------          ----------         -----------
 Broadmoor Court                             Colorado Springs, CO                   47                  43                  91%
 Laurel Park Apartments                      Riverdale, GA                         387                 375                  97%
 Owings Chase Apartments                     Pikesville, MD                        234                 225                  96%
                                                                              ---------          ----------         -----------
   				                                                                            668                 643                  96%
                                                                              =========          ==========         ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                                For the Six         For the Six
                                                                                               Months Ended        Months Ended
                                                                                              June 30, 1998       June 30, 1997
                                                                                             --------------      --------------
Regular monthly distributions
 Income                                                                                      $       .1028       $       .3266
 Return of Capital                                                                                   .5273               .3322
                                                                                             --------------      --------------
                                                                                             $       .6301       $       .6588
                                                                                             ==============      ==============
Distributions
	Paid out of cash flow (including mortgage principal payments)                               $       .6301       $       .6588
                                                                                             ==============      ==============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA Certificates and Single-Family Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During 1998, a net amount of $45,753 of undistributed mortgage principal payments was withdrawn from reserves (a net amount of $62,634 was placed in reserves for the quarter ended June 30, 1998). The total amount held in reserves at June 30, 1998, was $4,319,995 of which $1,969,362 was invested in Single-Family Certificates.

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

PREPs, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. It is the policy of the Partnership to make a periodic review of the real estate underlying the PREPs in order to establish, when necessary, a valuation reserve on the investment in PREPs. The allowance for losses on investment in PREPs is based on the fair value of the properties underlying the PREPs. The fair value of the properties underlying the PREPs is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs. Internal property valuations and reviews performed during the six months ended June 30, 1998, indicated that the PREPs recorded on the balance sheet at June 30, 1998, required no adjustments to their current carrying amounts.

The overall status of the Partnership's Permanent Investments has remained relatively constant since March 31, 1998.

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                         June 30, 1998       June 30, 1997           From 1997
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      129,308      $      141,564      $      (12,256)
Equity in earnings of property partnerships                                       -                 21,049             (21,049)
Interest income on temporary cash investments                                   33,451              35,128              (1,677)
                                                                        ---------------     ---------------     ---------------
                                                                               162,759             197,741             (34,982)
General and administrative expenses                                             57,717              52,626               5,091
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      105,042      $      145,115      $      (40,073)
                                                                        ===============     ===============     ===============

                                                                           For the Six         For the Six            Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                         June 30, 1998       June 30, 1997           From 1997
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      261,808      $      285,537      $      (23,729)
Equity in earnings of property partnerships                                     15,508              47,061             (31,553)
Interest income on temporary cash investments                                   68,251              67,741                 510
                                                                        ---------------     ---------------     ---------------
                                                                               345,567             400,339             (54,772)
General and administrative expenses                                            246,690              98,416             148,274
                                                                        ---------------     ---------------     ---------------
Net income                                                              $       98,877      $      301,923      $     (203,046)
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997 due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

The decrease in equity in earnings of property partnerships for the quarter and six months ended June 30, 1998 compared to the same periods in 1997 is due to the Partnership receiving a distribution of approximately $21,000 from Owings Chase Apartments during the quarter ended June 30, 1997, whereas no such distribution was received during the same period in 1998. Also contributing to the decrease for the six months ended June 30, 1998, compared to the same period in 1997 was a decrease in cash flow received from Broadmoor Court.

General and administrative expenses increased for the quarter ended June 30, 1998, compared to the same period in 1997 due to an increase in salaries and related expenses which were partially offset by a decrease in transaction costs incurred in conjunction with the merger described in Note 1 to the financial statements and an overall decrease in other general and administrative expenses. General and administrative expenses increased for the six months ended June 30, 1998, compared to the same period in 1997 due primarily to an increase of approximately $116,000 in transaction costs incurred in conjunction with the merger described in Note 1 to the financial statements and an increase in salaries and related expenses.

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

Dated:  August 13, 1998       AMERICA FIRST PREP FUND 2
                              PENSION SERIES LIMITED PARTNERSHIP

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