Form 10-Q
period 1998-09-30
AMERICA FIRST PREP FUND 2 PENSION SERIES LTD PARTNERSHIP
filed 1998-11-16
CIK 812565

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 1998 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                            Sept. 30, 1998       Dec. 31, 1997
                                                                                             --------------      --------------
Assets
Cash and temporary cash investments, at cost which
 approximates market value																																																												   				$				 473,154 						$			2,577,493
 Investment in mortgage-backed securities (Note 5)                                               6,704,175           7,359,399
 Investment in preferred real estate participations (PREPs),
  net of valuation allowance (Note 6)                                                                 -                   -
 Interest receivable												                                                     	              50,845              55,977
 Other assets                                                                                       28,747              32,016
                                                                                             --------------      --------------
                                                                                             $   7,256,921       $  10,024,885
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                   $     62,310       $     142,959
  Distribution payable (Note 4)                                                                     93,251              97,003
                                                                                             --------------      --------------
                                                                                                   155,561             239,962
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                      100                 100
  Beneficial Unit Certificate Holders
  ($7.84 per BUC in 1998 and $10.80 in 1997)                                                     7,101,260           9,784,823
                                                                                             --------------      --------------
                                                                                                 7,101,360           9,784,923
                                                                                             --------------      --------------
                                                                                             $   7,256,921       $  10,024,885
                                                                                             ==============      ==============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1998      Sept. 30, 1997      Sept. 30, 1998      Sept. 30, 1997
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage-backed securities income                  $      124,555      $      139,052      $      386,363      $      424,589
 Equity in earnings of property partnerships                17,698              12,791              33,206              59,852
 Interest income on temporary cash investments              33,879              35,317             102,130             103,058
                                                    ---------------     ---------------     ---------------     ---------------
                                                           176,132             187,160             521,699             587,499
Expenses
 General and administrative expenses (Note 7)               55,520             120,526             302,210             218,942
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      120,612      $       66,634      $      219,489      $      368,557
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partner                                    $       23,007      $        2,958      $       28,778      $        8,987
 BUC Holders                                                97,605             	63,676             190,711             359,570
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $      120,612      $       66,634     $       219,489      $      368,557
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BUC              $          .11      $          .07      $          .21      $          .40
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                              General          Certificate
                                                                              Partner              Holders               Total
                                                                        --------------     ----------------     ---------------
Partners' Capital (excluding net unrealized holding gains(losses))
 Balance at December 31, 1997                                           $         100      $     9,772,081      $    9,772,181
 Net income                                                                    28,778              190,711             219,489
 Cash distributions paid or accrued (Note 4)                                  (28,778)          (2,849,029)         (2,877,807)
                                                                        --------------     ----------------     ---------------
                                                                                  100            7,113,763           7,113,863
                                                                        --------------     ----------------     ---------------
Net unrealized holding gains (losses)
 Balance at December 31, 1997                                                    -                  12,742              12,742
 Net change                                                                      -                 (25,245)            (25,245)
                                                                        --------------     ----------------     ---------------
                                                                                 -                 (12,503)            (12,503)
                                                                        --------------     ----------------     ---------------
Balance at September 30, 1998                                           $         100      $     7,101,260      $    7,101,360
                                                                        ==============     ================     ===============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1998      Sept. 30, 1997
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                $       219,489      $      368,557
  Adjustments to reconcile net income to net cash
   from operating activities
    Equity in earnings of property partnerships                                                    (33,206)            (59,852)
    Amortization of discount on mortgage-backed securities                                         (11,189)             (6,495)
    Decrease in interest receivable                                                                  5,132               4,073
    Decrease in other assets                                                                         3,269              15,883
    Decrease in accounts payable                                                                   (80,649)             (8,571)
                                                                                            ---------------     ---------------
Net cash provided by operating activities                                                        	 102,846             313,595
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Mortgage principal payments received                                                              641,168           1,024,700
 Distributions received from PREPs                                                                  33,206              59,852
                                                                                            ---------------     ---------------
Net cash provided by investing activities                                                         	674,374           1,084,552
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                             (2,881,559)           (902,498)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                                  (2,104,339)            495,649
Cash and temporary cash investments at beginning of period                                       2,577,493           2,072,577
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $      473,154      $    2,568,226
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

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

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended
    December 31, 1997.  In the opinion of	management, all normal and recurring
    adjustments necessary to present fairly	the financial position at
    September 30, 1998, and results of operations for all periods presented have been made.

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

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

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

 H) Comprehensive Income
    In the first quarter of 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the display and reporting of comprehensive income, which includes all changes in Partners' Capital with the exception of additional investments by partners or distributions to partners. Comprehensive income for the Partnership includes net income and the change in net unrealized holding losses on investments charged or credited to Partners' Capital. Comprehensive income for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997 was as follows:

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1998      Sept. 30, 1997      Sept. 30, 1998      Sept. 30, 1997
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                          $      120,612      $       66,634      $      219,489      $      368,557
Change in net unrealized holding gains (losses)             (8,932)             24,672            	(25,245)             46,045
                                                    ---------------     ---------------     ---------------     ---------------
Comprehensive income                                $      111,680      $       91,306      $      194,244      $      414,602
                                                    ===============     ===============     ===============     ===============


3. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at September 30, 1998:

 Cash and temporary cash investments                                  $      379,236
 GNMA Certificates                                                         1,100,908
 FNMA Certificates                                                           874,447
                                                                      ---------------
                                                                      $    2,354,591
																																																																						===============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

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

At September 30, 1998, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of mortgage-backed securities are $6,716,678, $105,413, $117,916, and $6,704,175 respectively.

Descriptions of the Partnership's mortgage-backed securities at September 30, 1998, are as follows:

                                          					               			    Number	 	 Interest				 					Maturity     						Carrying
  Type of Security and Name        					  Location              			of Units    	   Rate  		  								Date       						Amount
  ----------------------------------				  --------------------     --------    --------  		 -------------    ---------------
  GNMA Certificates:
     Broadmoor Court	              					  Colorado Springs, CO         47		    			9.25%    						10/15/29			  $   		586,535
			  Owings Chase Apartments												  Pikesville, MD														234				 				6.75%    						12/15/23									3,025,966
			  Pools of single-family mortgages 			  																										   				 				 8.74%(1) 		2016 to 2018									1,116,319
			  Pools of single-family mortgages			  																		   								           6.03%(1)				 						2008											588,806(2)
			  Pools of single-family mortgages		 												  																   								 7.58%(1)					 					2008											512,102(2)
  FNMA Certificates:
			  Pools of single-family mortgages																  														   				 				 5.52%(1)						 				2000									  874,447(2)
                                                                                              					 								 ---------------
  Balance at September 30, 1998                                                                              $    6,704,175
                                                                                              							 							===============

  (1) Represents yield to the Partnership.
  (2) Reserve account asset - see Note 3.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1997						                                                                        	  $    7,359,399
  Additions
   Amortization of discount on mortgage-backed securities					                                            		         11,189
   Change in net unrealized holding gains (losses)                                                                  157,387
  Deduction
   Mortgage principal payments received                                                                   	        (641,168)
   Net unrealized loss on securities transferred from held-to-maturity to
    available-for-sale                                                                                             (182,632)
                                                         											                                         ---------------
Balance at September 30, 1998           																																																																 		  	$			 6,704,175
																																																																																																							    		===============

6.	Investment in PREPs

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

Descriptions of the PREPs at September 30, 1998, are as follows:

                                                                                                               Carrying
  Name                             Location                 Partnership Name                                     Amount
  --------------------------       --------------------     -----------------------------              -----------------
  Broadmoor Court                  Colorado Springs, CO     Stazier Associates Colorado Springs, Ltd.  $         53,547
  Owings Chase Apartments          Pikesville, MD           Owings Chase Limited Partnership                    150,000
  Laurel Park Apartments           Riverdale, GA            Gold Key Venture                                       -
                                                                                                       -----------------
                                                                                                                203,547
  Less valuation allowance                                                                                     (203,547)
                                                                                                       -----------------
  Balance at September 30, 1998                                                                        $           -
                                                                                                       =================

Reconciliation of the carrying amount of the PREPs is as follows:

Balance at December 31, 1997                                                                           $         -
  Addition
   Equity in earnings of property partnerships                                                                 33,206
  Deduction
   Distributions received from PREPs                                                                          (33,206)
                                                                                                       ---------------
Balance at September 30, 1998                                                                          $         -
                                                                                                       ===============

7. Transactions with Related Parties

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership.
The amount of such expenses reimbursed to AFCA 6 or an affiliate during 1998 was $145,817 ($44,159 for the quarter ended September 30, 1998).
The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

Prior to the Merger, AFCA 6 was entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. During 1998, AFCA 6 earned administrative fees of $5,952 (none for the quarter ended September 30, 1998), all of which was paid by the Partnership.

A property management subsidiary of America First Companies L.L.C. (America First) has been retained by the property partnerships which own Laurel Park Apartments and Owings Chase Apartments to provide management services for these properties. A director of the general partner of AFCA 6 is a principal owner of America First. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis and amounted to $36,060 in 1998 ($12,305 for the quarter ended September 30, 1998).

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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in four states (the GNMA Certificates); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association (FNMA) (the Single-Family Certificates); and (iii) limited partnership interests (PREPs) in five limited partnerships which own the multifamily housing properties financed by the GNMA
Certificates. At September 30, 1998, the Partnership continued to hold two GNMA Certificates and three PREPs (referred to as the Permanent Investments) in addition to various Single-Family Certificates.

The following table shows the occupancy levels of the properties financed by the Partnership, in which the Partnership continues to hold an equity interest, at September 30, 1998.

                                                                                                     Number          Percentage
                                                                                 Number            of Units            of Units
 Property Name                               Location                          of Units            Occupied            Occupied
-------------------------------------        ------------------               ---------          ----------         -----------
 Broadmoor Court                             Colorado Springs, CO                   47                  45                  96%
 Laurel Park Apartments                      Riverdale, GA                         387                 375                  97%
 Owings Chase Apartments                     Pikesville, MD                        234                 231                  99%
                                                                              ---------          ----------         -----------
   				                                                                            668                 651                  97%
                                                                              =========          ==========         ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1998      Sept. 30, 1997
                                                                                             --------------      --------------
Regular monthly distributions
 Income                                                                                      $       .2105       $       .3969
 Return of Capital                                                                                   .7266               .5852
                                                                                             --------------      --------------
                                                                                             $       .9371       $       .9821
                                                                                             ==============      ==============
Special Distributions
 Return of Capital                                                                           $      2.2076               -
                                                                                             ==============      ==============
Total Distributions
 Income                                                                                      $       .2105       $       .3969
 Return of Capital                                                                                  2.9342               .5852
                                                                                             --------------      --------------
                                                                                             $      3.1447       $       .9821
                                                                                             ==============      ==============
Distributions
	Paid out of cash flow (including mortgage principal payments)                               $       .9182       $       .9821
 Paid out of reserves                                                                               2.2265               -
                                                                                             --------------      --------------
		                                                                                           $      3.1447       $       .9821
				                                                                                         ==============      ==============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA Certificates and Single-Family Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During 1998, a net amount of $2,017,150 of undistributed mortgage principal payments was withdrawn from reserves (a net amount of $1,971,397 was withdrawn from reserves for the quarter ended September 30, 1998). The total amount held in reserves at September 30, 1998, was $2,354,591 of which $1,975,355 was invested in Single-Family Certificates.

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

Year 2000

The Partnership does not own or operate its own computer system and owns no business or other equipment. However, the operation of the Partnership's business relies on the computer system and other equipment maintained by America First Companies L.L.C., an affiliate of its general partner ("America First"). In addition, the Partnership has business relationships with a number of third parties whose ability to perform their obligations to the Partnership depend on such systems and equipment. Some or all of these systems and equipment may be affected by the inability of certain computer programs and embedded circuitry to correctly recognize dates occurring after December 31, 1999. America First has adopted a plan to deal with this so-called "Year 2000 problem" with respect to its information technology ("IT") systems, non-IT systems and third party business relationships.

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First has engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date and expects that this process, along with any necessary remediation, will be completed by March 31, 1999. America First believes any Year 2000 problems relating to its IT systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

Non-IT systems include embedded circuitry such as microcontrollers found in telephone equipment, security and alarm systems, copiers, fax machines, mail room equipment, heating and air conditioning systems and other infrastructure systems that are used by America First in connection with the operation of the Partnership's business. America First is reviewing its non-IT systems along with the providers that service and maintain these systems, with initial emphasis being placed on those, such as telephone systems, which have been identified as necessary to America First's ability to conduct the operation of the Partnership's business activities. America First expects that any necessary modification or replacement of such "mission critical" systems will be accomplished by mid-1999.

The Partnership has no control over the remediation efforts of third parties with which it has material business relationships and the failure of certain of these third parties to successfully remediate their Year 2000 issues could have a material adverse effect on the Partnership. Accordingly, America First has undertaken the process of contacting each such third party to determine the state of their readiness for Year 2000. Such parties include, but are not limited to, the obligors on the Partnership's GNMA Certificates and Single-Family Certificates, the Partnership's transfer and paying agent and the financial institutions with which the Partnership maintains accounts. America First has received initial assurances from certain of these third parties that their ability to perform their obligations to the Partnership are not expected to be materially adversely affected by the Year 2000 problem. America First will continue to request updated information from these material third parties in order to assess their Year 2000 readiness. If a material third party vendor is unable to provide assurance to America First that it is, or will be, ready for Year 2000, America First intends to seek an alternative vendor to the extent practical.

Costs

All of the IT systems and non-IT systems used to conduct the Partnership's business operations are owned or leased by America First. Under the terms of its partnership agreement, neither America First nor the Partnership's general partner may be reimbursed by the Partnership for expenses associated with their computer systems or other business equipment. Therefore, the costs associated with the identification, remediation and testing of America First's IT and non-IT systems will be paid by America First rather than the Partnership. The Partnership will bear its proportionate share of the costs associated with surveying the Year 2000 readiness of third parties. However, the Partnership's share of the costs associated with these activities is expected to be insignificant. Accordingly, the costs associated with addressing the Partnership's Year 2000 issues are not expected to have a material effect on the Partnership's results of operations, financial position or cash flow.

Year 2000 Risks

The Partnership's general partner believes that the most reasonably likely worst-case scenario will be that one or more of the third parties with which it has a material business relationship will not have successfully dealt with its Year 2000 issues and, as a result, is unable to provide services or otherwise perform its obligations to the Partnership. For example, if an obligor on the Partnership's GNMA Certificate and Single-Family Certificates encounters a serious and unexpected Year 2000 issue, it may be unable to make a timely payment of principal and interest to the Partnership. This, in turn, could cause a delay or temporary reduction in cash distributions to BUC holders. In addition, if the Partnership's transfer and paying agent experiences Year 2000-related difficulties, it may cause delays in making distributions to BUC holders or in the processing of transfers of BUCs. It is also possible that one or more of the IT and non-IT systems of America First will not function correctly, and that such problems may make it difficult to conduct necessary accounting and other record keeping functions for the Partnership. However, based on currently available information, the general partner does not believe that there will be any protracted systemic failures of the IT or non-IT systems utilized by America First in connection with the operation of the Partnership's business.

Contingency Plans

Because of the progress which America First has made toward achieving Year 2000 readiness, the Partnership has not made any specific contingency plans with respect to the IT and non-IT systems of America First. In the event of a Year 2000 problem with its IT system, America First may be required to manually perform certain accounting and other record-keeping functions. America First plans to terminate the Partnership's relationships with material third party service providers that are not able to represent to America First that they will be able to successfully resolve their material Year 2000 issues in a timely manner. However, the Partnership will not be able to terminate its relationships with certain third parties, such as the obligors on its GNMA Certificates and Single-Family Certificates, who may experience Year 2000 problems. The Partnership has no specific contingency plans for dealing with Year 2000 problems experienced with these third parties.

All forecasts, estimates or other statements in this report relating to the Year 2000 readiness of the Partnership and its affiliates are based on information and assumptions about future events. Such "forward-looking statements" are subject to various known and unknown risks and uncertainties that may cause actual events to differ from such statements. Important factors upon which the Partnership's Year 2000 forward-looking statements are based include, but are not limited to, (a) the belief of America First that the software used in IT systems is already able to correctly read and interpret dates after December 31, 1999 and will require little or any remediation; (b) the ability to identify, repair or replace mission critical non-IT equipment in a timely manner, (c) third parties' remediation of their internal systems to be Year 2000 ready and their willingness to test their systems interfaces with those of America First, (d) no third party system failures causing material disruption of telecommunications, data transmission, payment networks, government services, utilities or other infrastructure, (e) no unexpected failures by third parties with which the Partnership has a material business relationship and (f) no material undiscovered flaws in America First's Year 2000 testing process.

Asset Quality

The Partnership continues to receive monthly principal and interest payments on its GNMA Certificates and Single-Family Certificates which are fully guaranteed either by GNMA or FNMA. The obligations of GNMA are backed by the full faith and credit of the United States government.

PREPs, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. It is the policy of the Partnership to make a periodic review of the real estate underlying the PREPs in order to establish, when necessary, a valuation reserve on the investment in PREPs. The allowance for losses on investment in PREPs is based on the fair value of the properties underlying the PREPs. The fair value of the properties underlying the PREPs is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. The allowance is periodically reviewed and adjustments are made to the allowance when there are significant changes in the estimated net realizable value of the properties underlying the PREPs. Internal property valuations and reviews performed during the nine months ended September 30, 1998, indicated that the PREPs recorded on the balance sheet at September 30, 1998, required no adjustments to their current carrying amounts.

The overall status of the Partnership's Permanent Investments has remained relatively constant since June 30, 1998.

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                        Sept. 30, 1998      Sept. 30, 1997           From 1997
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      124,555       $     139,052      $      (14,497)
Equity in earnings of property partnerships                                     17,698              12,791               4,907
Interest income on temporary cash investments                                   33,879              35,317              (1,438)
                                                                        ---------------     ---------------     ---------------
                                                                               176,132             187,160             (11,028)
General and administrative expenses                                             55,520             120,526             (65,006)
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      120,612      $       66,634      $       53,978
                                                                        ===============     ===============     ===============

                                                                          For the Nine        For the Nine            Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                        Sept. 30, 1998      Sept. 30, 1997           From 1997
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      386,363      $      424,589      $      (38,226)
Equity in earnings of property partnerships                                     33,206              59,852             (26,646)
Interest income on temporary cash investments                                  102,130             103,058                (928)
                                                                        ---------------     ---------------     ---------------
                                                                               521,699             587,499             (65,800)
General and administrative expenses                                            302,210             218,942              83,268
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      219,489      $      368,557      $     (149,068)
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the quarter and nine months ended Septermber 30, 1998, compared to the same periods in 1997 due to the continued amortization of the principal balances of the Partnership's mortgage-backed securities.

Equity in earnings of property partnerships is a function of the cash flow received by the Partnership from its interest in the operating partnerships which own the properties. The increase in equity in earnings of property partnerships for the quarter ended September 30, 1998 compared to the same period in 1997 is due to an increase of approximately $3,600 in cash flow received from Broadmoor Court and approximately $1,300 in cash flow received from Owings Chase. The decrease for the nine months ended September 30, 1998, compared to the same period in 1997 is due to a decrease of approximately $19,700 and $6,900 in cash flow received from Owings Chase Apartments and Broadmoor Court, respectively.

Interest income on temporary cash investments remained virtually constant during both the three- and nine-month periods ended September 30, 1998 compared with the same periods of 1997. However, due to the cash distribution of $2,020,202 made on September 30, 1998, the amount of interest income earned on temporary investments in future periods is expected to decline substantially.

General and administrative expenses decreased for the quarter ended September 30, 1998, compared to the same period in 1997 due to transaction costs of approximately $64,600 incurred for the quarter ended September 30, 1997 in conjunction with the merger described in Note 1 to the financial statements and a decrease of approximately $9,200 in general and administrative expenses partially offset by an increase of approximately $8,800 in salaries and related expenses. General and administrative expenses increased for the nine months ended September 30, 1998, compared to the same period in 1997 due primarily to an increase of approximately $51,400 in transaction costs as described above and an increase of approximately $40,200 in salaries and related expenses which were partially offset by a decrease of $8,300 in other general and administrative expenses.

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

Dated:  November 13, 1998       AMERICA FIRST PREP FUND 2
                              PENSION SERIES LIMITED PARTNERSHIP

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