Form 10-K405
period 1998-12-31
AMERICA FIRST PREP FUND 2 PENSION SERIES LTD PARTNERSHIP
filed 1999-03-31
CIK 812565

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
(Mark One)

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1998

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                               TABLE OF CONTENTS

                                                                          Page


                                    PART I

Item  1. Business                                                           1
Item  2. Properties                                                         2
Item  3. Legal Proceedings                                                  3
Item  4. Submission of Matters to a Vote of Security Holders.               3

                                    PART II

Item  5. Market for Registrant's Common Equity and Related Stockholder
         Matters                                                            4
Item  6. Selected Financial Data                                            5
Item  7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          5
Item 7A. Quantitative and Qualitative Disclosures About Market Risk        11
Item  8. Financial Statements and Supplementary Data                       12
Item  9. Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                          12

                                  PART III

Item 10. Directors and Executive Officers of Registrant                    13
Item 11. Executive Compensation                                            15
Item 12. Security Ownership of Certain Beneficial Owners and Management    15
Item 13. Certain Relationships and Related Transactions                    15

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K   16

SIGNATURES                                                                 31

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

      A total of 905,974 Beneficial Unit Certificates (BUCs) were sold at $20 per BUC for total capital contributions of $16,697,101 after the payment of certain organization and offering costs.

					On April 10, 1998, the Partnership consummated a merger with AF Merger,
L.P., a Delaware limited partnership (Merger L.P.), pursuant to an Agreement and Plan of Merger, dated as of July 29, 1997 (the Merger Agreement), among the Partnership, Merger L.P., America First Participating/Preferred Equity
Mortgage Fund Limited Partnership, a Delaware limited partnership, America
First PREP Fund 2 Limited Partnership, a Delaware limited partnership, and
America First Mortgage Investments, Inc., a Maryland corporation (AFM).  The
Partnership was the surviving limited partnership of the merger with Merger
L.P., but as a result of the merger, (i) the general partner interest in
America First Capital Associates Limited Partnership Six ("AFCA"), the general partner of the Partnership, was acquired by AFM, (ii) the limited partner interest in AFCA was acquired by a wholly-owned subsidiary of AFM, (iii) a total 883,422 BUCs of the Partnership were exchanged, at the rate of approximately 1.31 shares per BUC, for 1,153,552 shares of the common stock of
AFM and (iv) AFM became the holder of such BUCs.  Accordingly, the Partnership has become a partnership subsidiary of AFM.  As of December 31, 1998, the holders of 10,455 BUCs elected to continue their current investment in the
Partnership through the retention of their BUCs.

      Through December 31, 1998, the Registrant had acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA") collateralized by first mortgage loans on multifamily housing projects located in four states (the "GNMA Certificates"); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association ("FNMA") (the "Single-Family Certificates") and; (iii) PREPs in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. The Partnership has been repaid by GNMA on the GNMA Certificates collateralized by the Villages at Moonraker, Laurel Park Apartments and Ashwood Apartments. In addition, the Partnership sold its GNMA Certificate which was collateralized by Owings Chase Apartments. The Partnership no longer holds PREPs in two properties. Collectively, the remaining GNMA Certificate and the three remaining PREPs are referred to herein as the "Permanent Investments". A description of the Permanent Investments held by the Registrant at December 31, 1998, (and the properties financed thereby) appears in Notes 5 and 6 to the Notes to Financial Statements filed in response to Item 8 hereof. In addition, the Registrant held various Single-Family Certificates at December 31, 1998.

     The remaining GNMA Certificate and the Single-Family Certificates provide the Registrant with monthly payments of principal and interest which are guaranteed either by GNMA or FNMA. The PREPs are intended to provide the Registrant with a base return plus a participation in the net cash flow and net capital appreciation of the underlying real estate properties. Therefore, the return to the Registrant depends, in part, on the economic performance of the real estate financed by the PREPs.

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

     In each city in which the properties financed by the Registrant are located, such properties compete with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. Such properties also compete by emphasizing property location, condition and property amenities.

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

     The Registrant has no employees. Certain services are provided to the Registrant by employees of America First Companies L.L.C. which is an affiliate of the general partner of the Registrant, and the Registrant reimburses America First Companies L.L.C. for such services at cost. The Registrant is not charged and does not reimburse for the services performed by managers and officers of America First Companies L.L.C.

     Item 2. Properties. The Registrant does not directly own or lease any physical properties. The Registrant has invested in the Permanent Investments described in Item 1. By virtue of its interest in the PREPs, the Partnership indirectly owns the properties it has financed through its Permanent Investments. Descriptions of the multifamily housing projects collateralizing the Permanent Investments held by the Registrant as of December 31, 1998, are described in the following table:

                                                                           Average
                                                            Number     Square Feet            Federal
Property Name                  Location                   of Units        Per Unit          Tax Basis
--------------------------     ----------------------     --------     -----------     ---------------
Broadmoor Court                Colorado Springs, CO            47             391      $    1,785,888
Laurel Park Apartments         Riverdale, GA                  387             855           6,972,287
Owings Chase Apartments        Pikesville, MD                 234             960           7,753,633
                                                          --------                     ---------------
                                                              668                      $   16,511,808
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

  The average annual occupancy rate and average effective rental rate per unit for each of the properties for each of the last five years are listed in the following table:

                                                       1998       		1997         1996         1995         1994
                                                  ----------   ----------   ----------   ----------   ----------
 BROADMOOR COURT
 Average Occupancy Rate                                   93%        93%           96%          99%          98%
 Average Effective Annual Rental Per Unit             $22,105    $21,108       $21,400      $21,289      $20,540

 LAUREL PARK APARTMENTS
 Average Occupancy Rate                                   97%        96%           97%          95%          85%
 Average Effective Annual Rental Per Unit              $6,134     $5,434        $5,293       $4,867       $4,217

 OWINGS CHASE APARTMENTS
 Average Occupancy Rate                                   98%        94%           96%          95%          91%
 Average Effective Annual Rental Per Unit              $7,166     $6,820        $6,792       $6,580       $6,302


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

     Item 4. Submission of Matters to a Vote of Security Holders. No matter was submitted during the fourth quarter of 1998 to a vote of the Registrant's security holders.

                                   PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

          (a) Market Information. The BUCs are subject to various restrictions on transfers which are designed to prevent the Registrant from being treated as a publicly traded partnership for federal income tax purposes. Accordingly, the BUCs do not trade on any exchange or in the over-the-counter market. The following sets forth certain information regarding privately-negotiated sales of BUCs with respect to each bi-monthly period from January 1, 1997 through December 31, 1998 which has been compiled and published by a third-party source which compiles and disseminates such information in the regular course of its business. Firms supplying trade price information to the third party source are instructed to provide information only on transactions where third-party investors acquired BUCs from or through such firms. Due to commissions and mark-ups, sellers of BUCs may have received less than the amounts paid for BUCs as shown below. None of the following data has been verified by the Registrant. If no information is given for a particular period, it indicates that no trades were reported for that period.

	                                                         Sale Prices
      Period                      		                  High  		       Low
     	------------------------------------          -------        -------
      January 1, 1997 to March 31, 1997              $ 8.10         $10.55
      April 1, 1997 to June 30, 1997                    *              *
      July 1, 1997 to September 30, 1997                *              *
      October 1, 1997 to December 31, 1997              *              *

      January 1, 1998 to March 31, 1998                 *              *
						April 1, 1998 to June 30, 1998                    *              *
						July 1, 1998 to September 30, 1998                *              *
						October 1, 1998 to December 31, 1998              *              *

      *No trades reported for this period.


          (b) Investors. The approximate number of BUC Holders on December 31, 1998, was 21.

          (c) Distributions. Cash distributions are being made on a monthly basis. Total cash distributions paid or accrued to BUC Holders during the fiscal years ended December 31, 1998 and December 31, 1997 equaled $6,176,056 and $1,179,037, respectively. The cash distributions paid per BUC during the fiscal years ended December 31, 1998, and December 31, 1997 were as follows:

                                                       Per BUC
                                           Year Ended            Year Ended
                                       December 31, 1998     December 31, 1997
                                       -----------------     -----------------
              Income                   $          .2933      $          .4173
              Return of Capital                  6.5237                 .8841
                                       -----------------     -----------------
              Total                    $         6.8170      $         1.3014
                                       =================     =================

     See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same rate in 1999 and thereafter.

     Item 6. Selected Financial Data. Set forth below is selected financial data for the Partnership. The information set forth below should be read in conjunction with the Financial Statements and Notes thereto filed in response to Item 8 hereof.

                                                           For the        For the	       For the        For the	       For the
                       	                                Year Ended     Year Ended	    Year Ended	    Year Ended	    Year Ended
                                                     Dec. 31, 1998  Dec. 31, 1997  Dec. 31, 1996	 Dec. 31, 1995	 Dec. 31, 1994
							                                              -------------  -------------  -------------  -------------  -------------
Operating Data:
Mortgage-backed securities income	                   $    501,439   $    560,584   $    660,229 	 $    723,177  	$    557,576
Equity in earnings of property partnerships		              33,206         59,852         20,381 	       62,475 	       76,322
Interest income on temporary cash investments		           108,718        138,649         94,739 	       84,722 	       78,415
Gain on sale of mortgage backed securities                 11,656           -              -              -              -
Gain on sale of PREP                                         -              -           226,587           -              -
General and administrative expenses		                    (343,544)      (369,132)      (172,499)	     (171,190)	     (148,214)
	                                                    -------------  -------------  -------------  -------------  -------------
Net income	                                          $    311,475   $    389,953   $    829,437   $    699,184 	 $    564,099
		                                                   =============  =============  =============  =============  =============
Net income, basic and diluted, per
 Beneficial Unit Certificate (BUC)                   $        .29   $        .42   $        .90 	 $        .76 	 $        .61
	                                                    =============  =============  =============  =============  =============
Cash distributions paid or accrued per BUC	          $     6.8170   $     1.3014   $     1.3668 	 $     1.4318 	 $     1.4898
                                      							        =============  =============  =============  =============  =============
Balance Sheet Data:
Investment in mortgage-backed securities	            $  3,409,301   $  7,359,399   $  8,506,853 	 $  9,361,640 	 $ 10,202,877
							                                              =============  =============  =============  =============  =============
Total assets	                                        $  4,084,388   $ 10,024,885   $ 10,690,796 	 $ 11,288,968 	 $ 11,879,769
										                                           =============  =============  =============  =============  =============
Total liabilities                                     $    118,054   $    239,962   $    156,346   $    271,833   $    274,147
                                                     =============  =============  =============  =============  =============
Total partners' capital                              $  3,966,334   $  9,784,923   $ 10,534,450   $ 11,017,135   $ 11,605,622
                                                     =============  =============  =============  =============  =============

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of capital include cash flow from operations and principal payments on its mortgage-backed securities. The Partnership's primary uses of capital include the payment of operating expenses.

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in four states (the GNMA Certificates); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association (FNMA) (the Single-Family Certificates) and; (iii) limited partnership interests (PREPs) in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. The Partnership has been repaid by GNMA on the GNMA Certificates collateralized by the Villages at Moonraker, Laurel Park Apartments and Ashwood Apartments. In addition, in December, 1998, the Partnership sold its GNMA Certificate collateralized by Owings Chase Apartments. The Partnership has sold or otherwise disposed of its PREPs in two properties. Collectively, the remaining GNMA Certificate and the three remaining PREPs are referred to as the Permanent Investments. In addition, the Partnership held various Single-Family Certificates at December 31, 1998.

The following table shows the occupancy levels of the properties financed by the Partnership in which the Partnership continues to hold an equity interest at December 31, 1998:

                                                                                                     Number          Percentage
                                                                               Number              of Units            of Units
 Property Name                               Location                          of Units            Occupied            Occupied
-------------------------------------        ------------------               ---------          ----------         -----------
 Broadmoor Court                             Colorado Springs, CO                   47                  45                 96%
 Laurel Park Apartments                      Riverdale, GA                         387                 377                 97%
 Owings Chase Apartments                     Pikesville, MD                        234                 224                 96%
                                                                              ---------          ----------         -----------
                                                                                   668                 646                 96%
                                                                              =========          ==========         ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                 For the            For the            For the
                                                                              Year Ended         Year Ended         Year Ended
                                                                           Dec. 31, 1998     Dec. 31, 1997      Dec. 31, 1996
                                                                           --------------     --------------     --------------
Regular monthly distributions
 Income                                                                    $       .2933      $       .4173      $       .9017
 Return of capital                                                                 .9069              .8841              .4651
                                                                           -------------      -------------      --------------
                                                                           $      1.2002      $      1.3014      $      1.3668
                                                                           =============      =============      ==============
Special distributions
 Return of capital                                                         $      5.6168      $       -          $       -
                                                                           =============      ==============     ==============
Total Distributions
 Income                                                                    $       .2933      $       .4173      $       .9017
 Return of capital                                                                6.5237              .8841              .4651
                                                                           -------------      -------------      --------------
                                                                           $      6.8170      $      1.3014      $      1.3668
                                                                           ==============     ==============     ==============
Total Distributions
	Paid out of cash flow (including mortgage principal payments)             $      4.7655      $      1.3014      $      1.3668
 Withdrawn from reserves                                                          2.0515             -                  -
                                                                           -------------      --------------     --------------
                                                                           $      6.8170      $      1.3014      $      1.3668
                                                                           ==============     ==============     ==============

Regular monthly distributions to investors consist primarily of interest and principal received on GNMA Certificates and Single-Family Certificates. Additional cash for distributions is received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During 1998, a net amount of $1,858,636 of undistributed mortgage principal payments was withdrawn from reserves. The total amount held in reserves at December 31, 1998, was $2,363,694, of which $1,799,443 was invested in Single-Family Certificates.

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

Asset Quality

The Partnership continues to receive monthly principal and interest payments on its remaining GNMA Certificate and Single-Family Certificates which are fully guaranteed either by GNMA or FNMA. The obligations of GNMA are backed by the full faith and credit of the United States government.

PREPs, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. The fair value of the properties underlying the PREPs is based on management's best estimate of the net realizable value of such properties, however; the ultimate realized values may vary from these estimates. The net realizable value of the properties is determined based on the discounted estimated future cash flows from the properties, including estimated sales proceeds. The calculation of discounted estimated future cash flows includes certain variables such as the assumed inflation rates for rents and expenses, capitalization rates and discount rates. These variables are supplied to management by an independent real estate firm and are based on local market conditions for each property. In certain cases, additional factors such as the replacement value of the property or comparable sales of similar properties are also taken into consideration. (See footnotes 2C and 2D to the financial statements for further discussion.)

The Partnership previously reduced each of its PREP investments to zero. As such, equity in earnings of the property partnerships are recorded only to the extent distributions are received. The Partnership has no legal obligation to provide additional cash support to the underlying property partnerships as it is not the general partner, nor has it indicated any commitment to provide this support. Accordingly, it has not reduced its investment in the PREPs below zero to recognize its allocated share of the property partnerships' losses.

Broadmoor Court

Broadmoor Court, a senior assisted-living center located in Colorado Springs, Colorado, had an average occupancy rate of 93% during 1998 and 1997. The mortgage loan on this property is current and the Partnership anticipates that property cash flow will be sufficient to pay debt service in 1999. In addition to principal and interest payments received during 1998 on the GNMA Certificate collateralized by this property, the Partnership recorded $31,883 in equity distributions from the partnership which owns the property.

Laurel Park Apartments

Laurel Park Apartments, located in Riverdale, Georgia, had an average occupancy rate of 97% during 1998 compared to 96% during 1997. At December 31, 1998 the Partnership's investment in this property consists only of a PREP since the Partnership has already been repaid by GNMA on its GNMA
Certificate. Laurel Park Apartments has been current on its mortgage obligations since a Loan Modification Agreement (LMA) was effected in August 1996. The Partnership did not receive any equity distributions on its PREP during 1998. It is anticipated that Laurel Park Apartments will continue to generate cash flow sufficient to meet its mortgage obligations under the terms of the LMA during 1999.

Owings Chase Apartments

Owings Chase Apartments, located in Pikesville, Maryland, had an average occupancy rate of 98% during 1998, compared to 94% during 1997. Cash flow from the operations of the property was sufficient to fully service debt on the mortgage loan in 1998. The mortgage loan was current (under the modified terms of the mortgage) at December 31, 1998, and the Partnership anticipates that the property cash flow will continue to be sufficient to pay debt service in 1999. In addition to principal and interest payments received during 1998 on the GNMA Certificate collateralized by this property, the Partnership recorded $1,323 in equity distributions from the partnership which owns the property. In December, 1998, the Partnership sold its GNMA Certificate collateralized by this property; therefore, the Partnership will no longer receive principal and interest payments on such GNMA Certificate. The Partnership earned interest income on such GNMA Certificate of $206,259 and $214,091 in 1998 and 1997, respectively.

Results of Operations

The tables below compare the results of operations for each year shown.

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      501,439      $      560,584      $      660,229
Equity in earnings of property partnerships                                     33,206              59,852              20,381
Interest income on temporary cash investments                                  108,718             138,649              94,739
Gain on sale of mortgage backed securities                                      11,656                -                   -
Gain on sale of PREP                                                              -                   -                226,587
                                                                        ---------------     ---------------     ---------------
                                                                               655,019             759,085           1,001,936
General and administrative expenses                                            343,544             369,132             172,499
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      311,475      $      389,953      $      829,437
                                                                        ===============     ===============     ===============

                                                                              Increase           Increase
                                                                             (Decrease)         (Decrease)
                                                                             From 1997          From 1996
                                                                        ---------------     ---------------
Mortgage-backed securities income                                       $      (59,145)    $      (99,645)
Equity in earnings of property partnerships                                    (26,646)            39,471
Interest income on temporary cash investments                                  (29,931)            43,910
Gain on sale of mortgage backed securities                                      11,656               -
Gain on sale of PREP                                                              -              (226,587)
                                                                        ---------------     ---------------
                                                                              (104,066)          (242,851)
General and administrative expenses                                            (25,588)           196,633
                                                                        ---------------     ---------------
Net income                                                              $      (78,478)    $     (439,484)
                                                                        ===============     ===============

Mortgage-backed securities income decreased $59,145 from 1997 to 1998 due to the continued amortization of the principal balances of the Partnership's other mortgage-backed securities. Mortgage-backed securities income decreased $99,645 from 1996 to 1997. Approximately $51,700 of such decrease was due to the redemption of the GNMA Certificate related to Ashwood Apartments in January, 1997. The remaining decrease of approximately $47,900 was due to the continued amortization of the principal balances of the Partnership's other mortgage-backed securities.

Equity in earnings of property partnerships is a function of the cash flow received by the Partnership from its interest in the operating partnerships which own the properties. Prior to the write-down of each investment in PREPs to zero, equity in earnings of property partnerships also reflects the Partnership's allocable share of earnings generated by each of the properties. See footnotes 2C and 6 to the financial statements for further discussion regarding these investments.

Equity in earnings of property partnership decreased $26,646 from 1997 to 1998. Approximately $19,700 of such decrease was due to a decrease in cash flow received from Owings Chase Apartments in 1998 compared to 1997. The remaining decrease of approximately $6,900 was due to a decrease in cash flow received from Broadmoor Court in 1998 compared to 1997.

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

The decrease in interest income on temporary cash investments of $29,931 was primarily attributable to a decrease in cash reserves resulting from a special distribution of approximately $2 million made in September, 1998. The increase in interest income on temporary cash investments of $43,910 from 1996 to 1997 was primarily attributable to the increase in cash reserves as a result of the redemption of the GNMA Certificate related to Ashwood Apartments and the sale of the Partnership's PREP in Ashwood Apartments.

The Partnership recorded a gain of $11,656 in 1998 due to the December, 1998, sale of the GNMA collateralized by Owings Chase Apartments. Due to this sale, the Partnership will no longer receive interest payments on such GNMA. The Partnership recorded a gain of $226,587 in 1996 due to the sale of the Partnership's limited partnership interest in the operating partnership which owns Ashwood Apartments. Due to this sale, the Partnership no longer receives equity distributions from Ashwood Apartments.

General and administrative expenses decreased $25,588 from 1997 to 1998. This decrease is due primarily to: (i) a decrease of approximately $52,000 in transaction costs incurred in conjunction with the merger described in Note 1 to the financial statements; (ii) a decrease of approximately $19,000 in administrative fees paid to AFCA due to such merger partially offset by (iii) an increase in salaries expense of approximately $45,000. General and administrative expenses increased $196,633 from 1996 to 1997. This increase was due primarily to transaction costs of approximately $163,500 incurred in conjunction with the merger described in Note 1 to the financial statements and an increase in salaries expense.

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

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First has engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date and expects that this process, along with any necessary remediation, will be completed by mid-1999. America First believes any Year 2000 problems relating to its IT systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

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

The Partnership has no control over the remediation efforts of third parties with which it has material business relationships and the failure of certain of these third parties to successfully remediate their Year 2000 issues could have a material adverse effect on the Partnership. Accordingly, America First has undertaken the process of contacting each such third party to determine the state of their readiness for Year 2000. Such parties include, but are not limited to, the obligors on the Partnership's remaining GNMA Certificate and Single-Family Certificates, the Partnership's transfer and paying agent and the financial institutions with which the Partnership maintains accounts. America First has received initial assurances from certain of these third parties that their ability to perform their obligations to the Partnership are not expected to be materially adversely affected by the Year 2000 problem. America First will continue to request updated information from these material third parties in order to assess their Year 2000 readiness. If a material third party vendor is unable to provide assurance to America First that it is, or will be, ready for Year 2000, America First intends to seek an alternative vendor to the extent practical.

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

Contingency Plans

Because of the progress which America First has made toward achieving Year 2000 readiness, the Partnership has not made any specific contingency plans with respect to the IT and non-IT systems of America First. In the event of a Year 2000 problem with its IT system, America First may be required to manually perform certain accounting and other record-keeping functions. America First plans to terminate the Partnership's relationships with material third party service providers that are not able to represent to America First that they will be able to successfully resolve their material Year 2000 issues in a timely manner. However, the Partnership will not be able to terminate its relationships with certain third parties, such as the obligors on its remaining GNMA Certificate and Single-Family Certificates, who may experience Year 2000 problems. The Partnership has no specific contingency plans for dealing with Year 2000 problems experienced with these third parties.

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

Forward Looking Statements

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 1998, the Partnership held interest sensitive assets that consisted primarily of fixed-rate mortgage-backed securities and, at that time, was subject to certain risks associated with changes in interest rates. The table below presents the principal amounts and related interest rates by year of maturity for the Partnership's investment portfolio as of December 31, 1998:


Security			                     		Interest Rate         	Maturity         Fair Value
--------------------------------  -------------     -------------       ------------

GNMA Certificates:
  Pools of single-family mortgages	      6.03%(1)            	2008     		$    586,760
 	Pools of single-family mortgages      	7.58%(1)	            2008		          481,428
 	Pools of single-family mortgages      	8.74%(1)	       2016/2018	         1,024,105
		Broadmoor Court			                     9.25%	              	2029		          585,753
FNMA Certificate:
  Pools of single-family mortgages      	5.52%(1)            	2000		          731,255

(1)  Represents yield to the partnership.


None of the Partnership's assets were held for trading purposes. The Partnership had no fixed-rate or adjustable-rate liabilities.

The value of the Partnership's interest bearing assets fluctuate with changes in interest rates. In general, the value of these assets will decrease as interest rates rise and increase as interest rates fall. Accordingly, the proceeds realized by the Partnership from a sale of these assets will be affected by the interest rate market at the time of the sale.

An additional risk relating to investments in mortgage-backed securities is the risk that the principal amount of the underlying mortgages will be repaid prior to maturity. Such prepayments result when the homeowner sells his home or decides to either retire or refinance his existing mortgage loan. In addition, defaults and foreclosures have the same effect as a prepayment in that no future interest payments are earned on the mortgage. Prepayments usually can be expected to increase when mortgage interest rates decrease significantly and decrease when mortgage interest rates increase, although such effects are not entirely predictable. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. Prepayments are the primary feature of mortgage-backed securities that distinguishes them from other types of bonds. As the underlying mortgages are prepaid, the amount of interest income earned by the holder of the mortgage-backed security will decrease. During a time of falling interest rates, the holder of a mortgage-backed security may have to reinvest principal payments received from prepaid mortgages at a lower interest rate than is earned on the original mortgage-backed security. As a general matter, the Partnership is required to distribute principal and interest payments received on its investments, except for amounts held in its reserve. Therefore, the Partnership generally does not reinvest principal payments on its mortgage-backed securities. As a result, a prepayment usually results in a permanent reduction in the Partnership's interest earning assets.

Another potential negative impact of prepayments results when the holder of a mortgage-backed security has paid more than par for the mortgage-backed security. This premium is amortized against earnings over the life of the security. Prepayments increase in the rate of premium amortization, which reduces the earnings of the holder. The Partnership does not face this risk since it has acquired all of its mortgage-backed securities at or below par.

During the first quarter of fiscal 1999, the Partnership sold all of its mortgage-backed securities and, accordingly, is no longer subject to the interest and prepayment risks described above.

As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Partnership's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and market interest rates.

     Item 8. Financial Statements and Supplementary Data. The Financial Statements and supporting schedules of the Registrant are set forth in Item 14 hereof and are incorporated herein by reference.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. There were no disagreements with the Registrant's independent accountants on accounting principles and practices or financial disclosure during the fiscal years ended December 31, 1998 and 1997.

                                   PART III

     Item 10. Directors and Executive Officers of Registrant. The Registrant has no directors or officers. Management of the Registrant consists of the general partner of the Registrant, America First Capital Associates Limited Partnership Six ("AFCA"), and its general partner, America First Mortgage Investments, Inc. The following individuals are directors and officers of America First Mortgage Investments, Inc.:


    Name                    Position Held                 Position Held Since     Board Term Expiration
-----------------------   --------------------------   -----------------------    ---------------------
Michael B. Yanney         Chairman of the Board                   1998																				1999
Stewart Zimmerman         President, Chief Executive              1998 																			2001
                          Officer and Director
Gary Thompson													Chief Financial Officer																	1998 																				N/A
William S. Gorin										Executive Vice President																1998                     N/A
Ronald A. Freydberg							Senior Vice President																			1998                     N/A
Michael L. Dahir										Director																																1998                    2000
George V. Janzen										Director																																1998  																		2001
George H. Krauss										Director																																1998																				1999
Gregor Medinger										 Director																																1998                    2000
W. David Scott											 Director																																1998	                   2001


Michael B. Yanney, 65, serves as Chairman of the Board of Directors and as a Director of America First Mortgage Investments, Inc. Mr. Yanney has served as the Chairman and Chief Executive Officer of America First Companies L.L.C. and its predecessors ("America First") since 1984. America First is a diversified financial services firm located in Omaha, Nebraska that manages public investment funds which have raised over $1.5 billion. From 1977 until the organization of America First, Mr. Yanney was principally engaged in the ownership and management of commercial banks. From 1961 to 1977, Mr. Yanney was employed by Omaha National Bank and Omaha National Corporation (now part of U.S. Bank, N.A.), where he held various positions, including the position of Executive Vice President and Treasurer of the holding company. Mr. Yanney also serves as a member of the boards of directors of Burlington Northern Santa Fe Corporation, RCN Corporation, Level 3 Communications, Inc., Forest Oil Corporation, Freedom Communications, Inc., PKS Information Services, Inc., Magnum Resources, Inc. and Rio Grande Medical Technologies, Inc.

Stewart Zimmerman, 54, serves as President and Chief Executive Officer and as a Director of America First Mortgage Investments, Inc. He served as Executive Vice President of America First Companies L.L.C. since January 1989, during which time he has served in a number of positions: President and Chief Operating Officer of America First REIT, Inc.; President of several America First Mortgage funds including America First Participating/Preferred Equity Mortgage Fund, America First PREP Fund 2 Limited Partnership, America First PREP Fund 2 Pension Series Limited Partnership, Capital Source L.P., Capital Source II L.P.-A, America First Tax Exempt Mortgage Fund Limited Partnership and America First Tax Exempt Fund 2 Limited Partnership. From September 1986 to September 1988, he served as a Managing Director and Director of Security Pacific Merchant Bank responsible for Mortgage Trading and Finance. Prior to that time, he served as First Vice President of E.F. Hutton & Company, Inc., where he was responsible for mortgage-backed securities trading and sales distribution, and Vice President of Lehman Brothers, where he was responsible for the distribution of mortgage products. From 1968 to 1972, Mr. Zimmerman was Vice President of Zenith Mortgage Company and Zenith East Inc., a national mortgage banking and brokerage company specializing in the structuring and sales of mortgage assets to the institutional financial community.

Gary Thompson, 56, serves as Chief Financial Officer of America First Mortgage Investments, Inc. He serves as financial vice president of America First Companies L.L.C. and is responsible for financial accounting and tax reporting for all America First funds. Prior to 1989, Mr. Thompson was an audit partner at KPMG Peat Marwick. He is a certified public accountant.

William S. Gorin, 40, serves as Executive Vice President of America First Mortgage Investments, Inc. From 1989 to 1997 Mr. Gorin held various positions with PaineWebber Incorporated/Kidder, Peabody & Co. Incorporated, New York,

New York, most recently serving as a First Vice President in the Research Department. Prior to that position, Mr. Gorin was Senior Vice President in the Special Products Group. From 1982 to 1988, Mr. Gorin was employed by Shearson Lehman Hutton, Inc./E.F. Hutton & Company, Inc., New York, New York, in various positions in corporate finance and direct investments. Mr. Gorin has an MBA from Stanford University.

Ronald A. Freydberg, 38, serves as Senior Vice President of America First Mortgage Investments, Inc. From 1995 to 1997 Mr. Freydberg served as a Vice President of Pentalpha Capital, in Greenwich, Connecticut, where he was a fixed income quantitative analysis and structuring specialist. In that capacity he designed a variety of interactive pricing and forecasting models, including a customized subordinate residential and commercial mortgage-backed analytical program and an ARM REIT five-year forecasting model. In addition, he worked with various financial institutions on the acquisition and sale of residential, commercial and asset-backed securities. From 1988 to 1995, Mr. Freydberg held various positions with J.P. Morgan & Co. in New York, New York. From 1994 to 1995, he was with the Global Markets Group. In that position he was involved in all aspects of commercial mortgage-backed securitization and sale of distressed commercial real estate; including structuring, due diligence and marketing. From 1985 to 1988, Mr. Freydberg was employed by Citicorp in New York, New York.

Michael L. Dahir, 50, serves as a Director of America First Mortgage Investments, Inc. From 1988 to the present Mr. Dahir has served as President and Chief Executive Officer of Omaha State Bank. From 1974 to 1988 he held various positions with Omaha National Bank including Vice President, investment department head, Senior Vice President and Chief Financial Officer of FirsTier Holding Company which acquired Omaha National in 1984. Mr. Dahir is a Director of the College of St. Mary, Omaha, Nebraska and the Jesuit Partnership, an organizational offshoot of the Jesuit Provincial office in Milwaukee, Wisconsin.

George V. Janzen, 70, serves as Director of America First Mortgage Investments, Inc. He has been an independent investment consultant since 1990. From 1993 to 1995, Mr. Janzen served as a director of America First REIT, Inc. Mr. Janzen served as Fund President of the America First Tax Exempt Mortgage Fund from 1985 until 1990. From 1966 to 1977, he was president and chief executive officer of Southwest National Bank of El Paso and its successor, First City National Bank of El Paso. From 1977 to 1985, Mr. Janzen was engaged in the management of his personal investments.

George H. Krauss, 57, serves as a Director of America First Mortgage Investments, Inc. He has been a consultant to America First Companies since 1997. He served from 1983 to 1993 as the presiding partner of, and he is currently of counsel to Kutak Rock, a national law firm. Mr. Krauss has been a member of Kutak Rock since 1972 and has extensive experience in the corporate, merger and acquisition, and regulatory areas of the firm's practice. In addition to his legal education, Mr. Krauss has a Masters of Business Administration and is a registered Professional Engineer. Mr. Krauss has served on the board of directors of numerous companies. He is currently a member of the board of directors of Gateway 2000, Inc., a computer manufacturing and distribution company which is listed on the NYSE. He is also a member of the board of Bay View Capital Corporation which is listed on the NASDAQ.

Gregor Medinger, 55, serves as a Director of America First Mortgage Investments, Inc. He is President of BV Capital Markets, New York, New York, and has been with that company for 14 years. From 1971 to 1980, he worked for Banque Worms, a French merchant bank, concentrating in cross-border mergers and acquisitions. From 1969 to 1971, Mr. Medinger worked in the International Department of Bankers Trust. Mr. Medinger has extensive experience in the investment banking field. He has worked on a variety of transactions ranging from initial public offerings of companies from emerging markets to cross-border leveraged buyouts to dual currency bonds. Gregor Medinger also headed the tax-exempt financings that BV Capital has done in the last ten years. Mr. Medinger has a law degree from the University of Vienna.

W. David Scott, 37, serves as Director of America First Mortgage Investments, Inc. He is President and Chief Executive Officer of Magnum Resources, Inc., a privately held corporation which focuses on commercial real estate. Mr. Scott was Vice President and Director of Cornerstone Bank Group from 1991 to 1994 and prior to that was an accountant with Peter Kiewit Sons', Inc. He serves on the boards of Brownell-Talbot School, Boy Scouts of America and Hastings College.

     Item 11. Executive Compensation. Neither the Registrant nor AFCA has any directors or officers. None of the directors or executive officers of America First Mortgage Investments, Inc. (the general partner of AFCA) receive compensation from the Registrant and AFCA receives no reimbursement from the Registrant for any portion of their salaries. Remuneration paid by the Registrant to AFCA pursuant to the terms of its limited partnership agreement during the year ended December 31, 1998, is described in Note 7 of the Notes to the Financial Statements filed in response to Item 8 hereof.

     Item 12.  Security Ownership of Certain Beneficial Owners and
Management.
     (a)  America First Mortgage Investments, Inc., 399 Park
Avenue, 36th Floor, New York, New York 10022, owns 895,519 Units representing approximately 98.85% of the outstanding BUCs. No other person is known by the Registrant to own beneficially more than 5% of the BUCs.

     (b) No director or officer of America First Mortgage Investments, Inc. owns any BUCs. The general partner of AFCA, America First Mortgage Investments, Inc., owns approximately 98.85% of the outstanding BUCs as described above.

     (c) There are no arrangements known to the Registrant, the operation of which may at any subsequent date result in a change in control of the Registrant.

     Item 13. Certain Relationships and Related Transactions. The general partner of the Registrant is AFCA and the sole general partner of AFCA is America First Mortgage Investments, Inc.

     Except as described herein, the Registrant is not a party to any transaction or proposed transaction with AFCA, America First Mortgage Investments, Inc., or with any person who is (i) a director or executive officer of America First Mortgage Investments Inc., or any general partner of AFCA; (ii) a nominee for election as a director of America First Mortgage Investments Inc.; (iii) an owner of more than 5% of the BUCs; or, (iv) a member of the immediate family of any of the foregoing persons.

     During 1998, the Registrant paid or reimbursed AFCA or America First Companies L.L.C. $180,294 for certain costs and expenses incurred in connection with the operation of the Registrant, including legal and accounting fees and investor communication costs, such as printing and mailing charges. See Note 7 to Notes to Financial Statements filed in response to
Item 8 hereof for a description of these costs and expenses.

     Prior to the merger, AFCA was entitled to an annual administrative fee equal to .35% of the Partnership's outstanding investments which was paid by the Partnership to the extent such amounts were not paid by property owners. AFCA earned $5,952 in such administrative fees prior to the merger during 1998, all of which was paid by the Partnership.

     A property management subsidiary of America First Companies L.L.C. (America First) has been retained by the property partnerships which own Laurel Park Apartments and Owings Chase Apartments to provide management services for these properties. A director of the general partner of AFCA is a principal owner of America First. The property management agreements provide that the manager is entitled to receive a management fee equal to a stated percentage of the gross revenues generated by the property under management. Management fees payable range from 3.5% to 4% of gross revenues. The fees for services provided represent the lower of (i) costs incurred in providing management of the property or (ii) customary fees for such services determined on a competitive basis and amounted to $48,252 in 1998.

     The general partner of the property partnership which owns Owings Chase Apartments is principally owned by an employee of America First. Other affiliates of America First also own nominal interests in such general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership. The general partner did not receive cash distributions from the property partnership in 1998.

					On December 23, 1998, the Partnership sold its GNMA Certificate collateralized by Owings Chase Apartments to America First Mortgage
Investments, Inc., the holder of a majority of BUCs of the Partnership.  The
Partnership received proceeds of $3,119,830 from the sale and recognized a gain of $11,656 from the sale.  Proceeds from the sale were distributed on
December 31, 1998.

                                   PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (a) The following documents are filed as part of this report:

            1. Financial Statements. The following financial statements are included in response to Item 8 of this report:

            Independent Accountants' Report.

            Balance Sheets of the Registrant as of December 31, 1998 and December 31, 1997

            Statements of Income and Comprehensive Income of the Registrant
											 for the years ended  December 31, 1998, December 31, 1997 and
												December 31, 1996

            Statements of Partners' Capital of the Registrant for the years ended December 31, 1998, December 31, 1997 and December 31, 1996

            Statements of Cash Flows of the Registrant for the years ended December 31, 1998, December 31, 1997 and December 31, 1996

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

               24.  Power of Attorney.

     (b) Form 8-K
      			The Registrant did not file any reports on Form 8-K during the
									fourth quarter of the year for which this report is filed.

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
America First PREP Fund 2 Pension Series Limited Partnership:

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) on page 14, present fairly, in all material respects, the financial position of America First Prep Fund 2 Pension Series Limited Partnership (the "Partnership") at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



New York, New York
March 4,1999                               /s/PricewaterhouseCoopers LLP

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
BALANCE SHEETS

                                                                                             Dec. 31, 1998       Dec. 31, 1997
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $     530,880       $   2,577,493
 Investment in mortgage-backed securities (Note 5)                                               3,409,301           7,359,399
 Investment in preferred real estate participations (PREPs),
  net of valuation allowance (Note 6)                                                                 -                   -
 Interest receivable												                                                     	              35,796              55,977
 Other assets                                                                                      108,411              32,016
                                                                                             --------------      --------------
                                                                                             $   4,084,388       $  10,024,885
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                  $      62,506       $     142,959
  Distribution payable (Note 4)                                                                     55,548              97,003
                                                                                             --------------      --------------
                                                                                                   118,054             239,962
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                      100                 100
  Beneficial Unit Certificate Holders
  ($4.38 per BUC in 1998 and $10.80 in 1997)                                                     3,966,234            9,784,823
                                                                                             --------------      --------------
                                                                                                 3,966,334            9,784,923
                                                                                             --------------      --------------
                                                                                             $   4,084,388       $   10,024,885
                                                                                             ==============      ==============

The accompanying notes are an integral part of these financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
                                                                         --------------      --------------      --------------
Income
 Mortgage-backed securities income (Note 5)                              $     501,439       $     560,584       $     660,229
 Equity in earnings of property partnerships (Note 6)                           33,206              59,852              20,381
 Interest income on temporary cash investments                                 108,718             138,649              94,739
 Gain on sale of mortgage backed securities                                     11,656                -                   -
 Gain on sale of PREP                                                             -                   -                226,587
                                                                         --------------      --------------      --------------
                                                                               655,019             759,085           1,001,936
Expenses
 General and administrative expenses (Note 7)                                  343,544             369,132             172,499
                                                                         --------------      --------------      --------------
Net income                                                                     311,475             389,953             829,437

Other comprehensive income:
	Unrealized holding gains (losses) on securities
  Unrealized holding gains (losses) arising
    during the year                                                            103,421              51,466             (61,328)
  Plus reclassification adjustment for net gains
    included in net income                                                     (11,656)               -                  -
                                                                        ---------------      --------------       -------------
 Change in net unrealized holding gains (losses)                                91,765              51,466             (61,328)
                                                                        ---------------      --------------       -------------

Comprehensive income                                                     $     403,240       $     441,419       $     768,109
		                                                                      ===============      ==============       =============
Net income allocated to:
 General Partner                                                         $      45,773       $      11,909       $      12,508
 BUC Holders                                                                   265,702             378,044             816,929
                                                                         --------------      --------------      --------------
                                                                         $     311,475       $     389,953       $     829,437
                                                                         ==============      ==============      ==============
Net income, basic and diluted, per BUC                                   $         .29       $         .42       $         .90
                                                                         ==============      ==============      ==============

The accompanying notes are an integral part of the financial statements.


AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FROM DECEMBER 31, 1995, TO DECEMBER 31, 1998


                                                                                           Beneficial Unit
                                                                              General          Certificate
                                                                              Partner              Holders               Total
                                                                        --------------     ----------------     ---------------
Partner's Capital (excluding accumulated other comprehensive income)
 Balance at December 31, 1995                                           $         100      $    10,994,431      $   10,994,531
 Net income                                                                    12,508              816,929             829,437
 Cash distributions paid or accrued (Note 4)                                  (12,508)          (1,238,286)         (1,250,794)
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1996                                                     100           10,573,074          10,573,174
 Net income                                                                    11,909              378,044             389,953
 Cash distributions paid or accrued (Note 4)                                  (11,909)          (1,179,037)         (1,190,946)
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1997                                                     100            9,772,081           9,772,181
 Net income																																																												        45,773              265,702             311,475
 Cash distributions paid or accrued (Note 4)                                  (45,773)          (6,176,056)         (6,221,829)
                                                                        --------------     ----------------     ---------------
                                                                                  100            3,861,727           3,861,827
Accumulated Other Comprehensive Income
 Balance at December 31, 1995                                                    -                  22,604              22,604
 Other comprehensive income                                                      -                 (61,328)            (61,328)
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1996                                                    -                 (38,724)            (38,724)
 Other comprehensive income                                                      -                  51,466              51,466
                                                                        --------------     ----------------     ---------------
 Balance at December 31, 1997                                                    -                  12,742              12,742
	Other comprehensive income                                                      -                  91,765              91,765
                                                                        --------------     ----------------     ---------------
                                                                                 -                 104,507             104,507
                                                                        --------------     ----------------     ---------------
Balance at December 31, 1998                                            $         100      $     3,966,234      $    3,966,334
                                                                        ==============     ================     ===============

The accompanying notes are an integral part of the financial statements.


AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities
 Net income                                                             $      311,475      $      389,953      $      829,437
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Equity in earnings of property partnerships                                (33,206)            (59,852)            (20,381)
    Amortization of discount on mortgage-backed securities                     (14,759)             (9,764)             (9,912)
    Gain on sale of mortgage backed securities                                 (11,656)               -                   -
    Gain on sale of PREP                                                          -                   -               (226,587)
    Decrease in interest receivable                                             20,181               4,584               3,893
    (Increase) decrease in other assets                                        (76,395)             18,789              (1,430)
    Increase (decrease) in accounts payable                                    (80,453)             88,558              (4,275)
                                                                        ---------------     ---------------     ---------------
 Net cash provided by operating activities                                     115,187             432,268             570,745
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities
 Mortgage principal payments received                                          948,448           1,208,684             803,371
 Sale of mortgage backed securities                                          3,119,830                -                   -
 Distributions received from PREPs                                              33,206              59,852              68,377
 Proceeds from sale of PREP                                                       -                   -                226,587
 Investment in PREPs                                                              -                   -                (47,996)
                                                                        ---------------     ---------------     ---------------
 Net cash provided by investing activities                                   4,101,484           1,268,536           1,050,339
                                                                        ---------------     ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                         (6,263,284)         (1,195,888)         (1,362,006)
                                                                        ---------------     ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments              (2,046,613)            504,916             259,078
Cash and temporary cash investments at beginning of year                     2,577,493           2,072,577           1,813,499
                                                                        ---------------     ---------------     ---------------
Cash and temporary cash investments at end of year                       $     530,880      $    2,577,493      $    2,072,577
                                                                        ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.


AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

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

On April 10, 1998, the Partnership consummated a merger with AF Merger, L.P., a Delaware limited partnership (Merger L.P.), pursuant to an Agreement and Plan of Merger, dated as of July 29, 1997 (the Merger Agreement), among the Partnership, Merger L.P., America First Participating/Preferred Equity Mortgage Fund Limited Partnership, a Delaware limited partnership, America First PREP Fund 2 Limited Partnership, a Delaware limited partnership, and America First Mortgage Investments, Inc., a Maryland corporation (AFM). The Partnership was the surviving limited partnership of the merger with Merger L.P., but as a result of the merger, (i) the general partner interest in AFCA 6 was acquired by AFM, (ii) the limited partner interest in AFCA 6 was acquired by a wholly-owned subsidiary of AFM, (iii) a total 883,422 BUCs of the Partnership were exchanged, at the rate of approximately 1.31 shares per BUC, for 1,153,552 shares of the common stock of AFM and (iv) AFM became the holder of such BUCs. Accordingly, the Partnership has become a partnership subsidiary of AFM. As of December 31, 1998, the holders of 10,455 BUCs elected to continue their current investment in the Partnership through the retention of their BUCs.

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

 B) Investment in Mortgage-Backed Securities
    Investment securities are classified as held-to-maturity,
    available-for-sale, or trading.  Investments classified as held-to-maturity are carried at amortized cost.  Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected in other comprehensive income.
    Subsequent increases and decreases in the net unrealized gain/loss on the
				available-for-sale securities are reflected as adjustments to the carrying
				value of the portfolio and in other comprehensive income. The Partnership
				does not have investment securities classified as trading.

 C) Investment in PREPs
    The investment in PREPs consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are
    accounted for	using the equity method.  When an investment in a PREP has
    been reduced to zero, earnings are recorded only to the extent that distributions are received. PREPs are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs.

 D) Allowance for Losses on Investment in PREPs
    The allowance for losses on investment in PREPs is a valuation reserve

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

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

 E) Income Taxes
    No provision has been made for income taxes since Beneficial Unit Certificate (BUC) Holders are required to report their share of the Partnership's income for federal and state income tax purposes. The tax basis of the Partnership's assets and liabilities exceeded the reported amounts by $1,333,148 and $1,546,606 at December 31, 1998, and
    December 31, 1997, respectively.

 F) Cash and Temporary Cash Investments
    Cash and temporary cash investments consist of cash-on-hand and highly
				liquid investments purchased with an original maturity of three months
				or less.

 G) Net Income Per BUC
    Net income per BUC has been calculated based on the number of BUCs outstanding (905,974) for all years presented.

 H) Comprehensive Income
			 In 1998, the Partnership adopted Statement of Financial Accounting
				Standards No. 130, "Reporting Comprehensive Income" (SFAS 130).  SFAS
				130 requires the display and reporting of comprehensive income, which
			 includes all changes in Partners' Capital with the exception of additional
			 investments by partners or distributions to partners.  Comprehensive
				income for the Partnership includes net income and the change in net
			 unrealized gains (losses) on investments.  The adoption of SFAS 130 had no
			 impact on total Partners' Capital.

I)  Segment Reporting
				In 1998, the partnership adopted Statement of Financial Accounting
			 Standards No. 131, "Disclosures about Segments of an Enterprise and
				Related Information" (SFAS 131).  SFAS 131 requires that a public business
				enterprise report financial and descriptive information about its
				reportable operating segments.  The adoption of SFAS 131 did not have an
				impact on the financial reporting of the Partnership as it is engaged
				solely in the business of providing financing for the acquisition and
				improvement of real estate.

J)		New Accounting Pronouncements
				In June, 1998, the Financial Accounting Standards Board issued Statement
				of Financial Accounting Standards No. 133, "Accounting for Derivative
				Instruments and Hedging Activities" (SFAS 133).  The statement provides new
			 accounting and reporting standards for the use of derivative instruments.
			 Adoption of this statement is required by the Partnership effective
			 January 1, 2000.  Management believes that the impact of such adoption
				will be not material to the financial statements.

				In April 1998, the Accounting Standards Executive Committee issued
				Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities"
				(SOP 98-5).  This statement requires costs of start-up activities and
				organization costs to be expensed as incurred.  Adoption of this statement
			 is required by the Partnership effective January 1, 1999.  Management
				intends to adopt the statement as required in fiscal 1999.  Management
				believes that the impact of such adoption will not have an impact to the
				financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

3. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of the following at December 31, 1998:

 Cash and temporary cash investments                                  $      564,251
 GNMA Certificates                                                         1,068,188
 FNMA Certificates                                                           731,255
                                                                      ---------------
                                                                      $    2,363,694
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

5. Investment in Mortgage-Backed Securities

The mortgage-backed securities held by the Partnership represent Government National Mortgage Association (GNMA) Certificates and Federal National

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

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

As a result of the merger described in Note 1, on April 10, 1998, the Partnership reclassified its securities from held-to-maturity to available-for-sale. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair market value of securities transferred were $4,985,047, $100,123, $282,755 and $4,802,415, respectively.

At December 31, 1998, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair market value of mortgage-backed securities are $3,304,794, $106,116, $1,609, and $3,409,301 respectively.

At December 31, 1997, the total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of available-for-sale securities were $2,250,591, $25,888, $13,146 and $2,263,333, respectively. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of held-to-maturity securities were $5,096,066, $162,270, $283,727 and $4,974,609, respectively.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998


Descriptions of the Partnership's mortgage-backed securities held during the year ended December 31, 1998, are as follows:

                                                                                                                       Income
                                                              Number	 Interest	       Maturity  	    Carrying          Earned
Type of Security and Name        				 Location              of Units 	    Rate  		        Date  	      Amount         in 1998
----------------------------------				--------------------  --------  --------  	 -------------  -------------   -------------
GNMA Certificates:
 Broadmoor Court	              				Colorado Springs, CO       47	      9.25%   	    10/15/29	     $    585,753    $    53,378
 Owings Chase Apartments					      Pikesville, MD		          234	      6.75%   	    12/15/23	             -   (1)     206,529
 Pools of single-family mortgages                                      8.74%(2)    2016/2018         1,024,105        111,442
 Pools of single-family mortgages 							                              6.03%(2)	        2008	          586,760(3)      37,704
 Pools of single-family mortgages 							                              7.58%(2)	        2008	          481,428(3)      50,394
FNMA Certificates:
 Pools of single-family mortgages 							                              5.52%(2)	        2000	          731,255(3)      41,992
                                                                                  								        -------------   -------------
Balance at December 31, 1998                                                                      $  3,409,301    $   501,439
                                                                                                  =============   =============

  (1) GNMA Certificate was sold in December, 1998 - see Note 7.
  (2) Represents yield to the Partnership.
  (3) Reserve account asset - see Note 3.

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year								                                    $    7,359,399      $    8,506,853      $    9,361,640
  Additions
   Amortization of discount on mortgage-backed securities					                  14,759               9,764               9,912
   Change in net unrealized holding gains (losses) on
    available-for-sale securities                                               91,765              51,466             (61,328)
  Deduction
   Mortgage principal payments received(1)                                  (4,056,622)         (1,208,684)   						  (803,371)
                                                         											    ---------------     ---------------     ---------------
Balance at end of year									                                         $    3,409,301       $    7,359,399      $    8,506,853
                                                         											    ===============     ===============     ===============

  (1) The 1998 amount includes proceeds (net of a $11,656 gain) of $3,108,174 received from the sale of the GNMA Certificate related to Owings Chase Apartments (see Note 7). The 1997 amount includes proceeds of $556,444 received from GNMA due to the redemption of the GNMA Certificate related to Ashwood Apartments.

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

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

Descriptions of the PREPs held at December 31, 1998, are as follows:

                                                                                                                     Equity in
                                                                                                                      Earnings
                                                                                                    Carrying       of Property
Name                       Location                Partnership Name                                   Amount      Partnerships
-----------------------    --------------------    -----------------------------------------    -------------     ------------
Broadmoor Court            Colorado Springs, CO    Stazier Associates Colorado Springs, Ltd.    $     53,547      $    31,883
Owings Chase Apartments    Pikesville, MD          Owings Chase Limited Partnership                  150,000            1,323
Laurel Park Apartments     Riverdale, GA           Gold Key Venture                                     -                -
                                                                                                -------------     ------------
                                                                                                     203,547      $    33,206
Less valuation allowance                                                                            (203,547)     ============
                                                                                                -------------
Balance at December 31, 1998                                                                    $       -
                                                                                                =============

Reconciliation of the carrying amount of the PREPs is as follows:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
                                                                        ---------------     ---------------     ---------------
Balance at beginning of year                                            $      203,547      $      203,547      $      203,547
  Additions
   Equity in earnings of property partnerships                                  33,206              59,852              20,381
   Investment in PREPs                                                            -                   -                 47,996
  Deductions
   Distributions received from PREPs                                           (33,206)            (59,852)            (68,377)
                                                                        ---------------     ---------------     ---------------
Balance at end of year                                                  $      203,547      $      203,547      $      203,547
                                                                       ===============     ===============     ===============

The following summarizes the activity in the valuation allowance:

                                                                               For the             For the             For the
                                                                            Year Ended          Year Ended          Year Ended
                                                                         Dec. 31, 1998       Dec. 31, 1997       Dec. 31, 1996
                                                                        ---------------     ---------------     ---------------
Balance at beginning and end of year                                     $     203,547      $      203,547      $      203,547
																																																																									==============     ===============     ==============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

                                                                                  1998      	         1997                1996
                                                                        ---------------     ---------------     ---------------
Combined condensed financial information for the PREPs is as follows:
Assets
 Real estate	                                                           $   16,347,866      $   17,098,929      $   17,830,781
 Restricted deposits and funded reserves		                                     603,387             932,486             977,821
 Other assets		                                                              1,663,732           1,132,493           1,191,345
                                                                        ---------------     ---------------     ---------------
			                                                                     $   18,614,985      $   19,163,908      $   19,999,947
                                                                        ===============     ===============     ===============
Liabilities and Partners' Capital
 Liabilities
  Mortgage notes payable	                                               $   19,831,717     $    20,225,761      $   20,459,706
  Other liabilities		                                                        3,611,413           1,223,695           1,653,940
 Partners' Capital (Deficit)
  General Partners		                                                        (5,259,751)         (2,717,154)         (2,545,305)
  Limited Partners
   America First Mortgage Investments, Inc.		                                  341,523             341,523             341,523
   America First PREP Fund 2 Pension Series Limited Partnership		              203,547             203,547             203,547
   Other                                                                      (113,464)           (113,464)           (113,464)
                                                                        ---------------     ---------------     ---------------
			                                                                     $   18,614,985      $   19,163,908      $   19,999,947
                                                                        ===============     ===============     ===============
Rental income	                                                          $    5,089,637      $    5,090,195      $    5,550,385
    		                                                                  ===============     ===============     ===============
Combined results of operations	                                         $     (336,387)     $     (462,217)     $     (469,952)
	                                                                       ===============     ===============     ===============
Equity in earnings of property partnerships
   (as calculated pursuant to the Limited Partnership Agreements)       $       33,206      $       59,852      $       20,381
                                                                        ===============     ===============     ===============

Although the property partnerships generated net losses as shown in the above table, because the Partnership previously reduced each of its PREP investments to zero, equity in earnings are recorded only to the extent distributions are received. The Partnership has no legal obligation to provide additional cash support to the underlying property partnerships as it is not the general partner, nor has it indicated any commitment to provide this support. Accordingly, it has not reduced its investment in the PREPs below zero to recognize its allocated share of the property partnerships' losses.

7. Transactions with Related Parties

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 or an affiliate are shown below. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at each year end.

                                                                       		1998	               1997	              	1996
								                                                       ---------------     ---------------     ---------------

Reimbursable salaries and benefits						                       $      152,678      $      105,087      $       83,883
Professional fees and expenses									                                23,382              18,421              16,755
Consulting and travel expense									                                  9,420               5,339               5,648
Investor services and custodial fees								                            9,049               8,521              10,038
Insurance								                                                       6,651               3,791               4,434
Other expenses									                                                 6,196               7,742               5,782
Registration fees									                                              3,870               2,554               1,238
Report preparation and distribution								                             3,530               9,549               8,319
Telephone									                                                      1,764               1,878               1,395
Merger costs                                                          (36,246)            163,476                -
								                                                       ---------------     ---------------     ---------------
								                                                       $      180,294      $      326,358      $    	 137,492
								                                                       ===============     ===============     ===============

Prior to the merger, AFCA 6 was entitled to an administrative fee of .35% per annum of the outstanding principal amounts invested in mortgage-backed securities, PREPs, and temporary cash investments to be paid by the Partnership to the extent such amount is not paid by property owners. The administrative fee earned by AFCA 6 was $5,952 in 1998 (prior to the merger), $24,649 in 1997 and $27,621 in 1996. Of these amounts, $5,952 in 1998,
$24,649 in 1997 and $25,303 in 1996 was paid by the Partnership and the remainder was paid by property owners.

					A property management subsidiary of America First Companies L.L.C.
(America First) has been retained by the property partnerships which own
Laurel Park Apartments and Owings Chase Apartments to provide management services for these properties.  A director of the general partner of AFCA 6 is a principal owner of America First.  The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or
(ii) customary fees for such services determined on a competitive basis and amounted to $48,252, $42,673, and $40,261 in 1998, 1997 and 1996
respectively.

    The general partner of the property partnership that owns Owings Chase Apartments is principally owned by an employee of America First. Other affiliates of America First also own nominal interest in such general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership. The general partner did not receive cash distributions from the property partnership in 1998, 1997 or 1996.

					On December 23, 1998, the Partnership sold its GNMA Certificate collateralized by Owings Chase Apartments with a carrying value of $3,108,174 to America First Mortgage Investments, Inc., the holder of a majority of BUCs of the Partnership and the general partner of the general partner of the
Partnership.  The Partnership's cash proceeds from the sale were $3,119,830 which represented the fair market value of the security.  The Partnership recognized a gain of $11,656 on the sale.  Proceeds from the sale were distributed on December 31, 1998.

8. Fair Value of Financial Instruments

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

  Cash and temporary cash investments: Fair value approximates the carrying value of such assets.

  Investment in mortgage-backed securities: Fair values are based on amounts obtained from an independent pricing source.

                                                        At December 31, 1998                    At December 31, 1997
                                                -----------------------------------     -----------------------------------
                                                      Carrying           Estimated            Carrying           Estimated
                                                        Amount          Fair Value              Amount          Fair Value
                                                ---------------     ---------------     ---------------     ---------------
Cash and temporary cash investments              $     530,880      $      530,880      $    2,577,493      $    2,577,493
Investment in mortgage-backed securities         $   3,409,301      $    3,409,301      $    7,359,399      $    7,237,942


AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998

9. Summary of Unaudited Quarterly Results of Operations


                   	                                     First              Second               Third              Fourth
From January 1, 1998, to December 31, 1998	            Quarter		           Quarter	            Quarter		           Quarter
						                                          ---------------     ---------------     ---------------     ---------------
Total income		                                  $      182,808      $      162,759      $      176,132      $      133,320
Total expenses					                                   (188,973)(1)         (57,717)            (55,520)            (41,334)
			                                             ---------------     ---------------     ---------------     ---------------
Net income					                                 $     	 (6,165)     $      105,042    	 $      120,612      $       91,986
						                                          ===============     ===============     ===============     ===============
Net income, basic and diluted, per BUC          $         (.01)     $          .11      $          .11      $          .08
						                                          ===============     ===============     ===============     ===============

                   	                                     First              Second               Third              Fourth
From January 1, 1997, to December 31, 1997	            Quarter		           Quarter	            Quarter		           Quarter
						                                          ---------------     ---------------     ---------------     ---------------
Total income		                                  $      202,598      $      197,751      $      187,160      $      171,576
Total expenses					                                    (45,790)            (52,626)	          (120,526)(1)        (150,190)(1)
			                                             ---------------     ---------------     ---------------     ---------------
Net income					                                 $     	156,808      $      145,125    	 $      	66,634      $       21,386
						                                          ===============     ===============     ===============     ===============
Net income, basic and diluted, per BUC          $     	    .17      $          .16    	 $          .07      $          .02
						                                          ===============     ===============     ===============     ===============

(1) The Partnership incurred transaction costs in connection with the merger described in Note 1 of approximately $121,600 during the first quarter of 1998, and $64,600 and $93,300 during the third and fourth quarters of 1997, respectively.

10.  Subsequent Events

On January 25, 1999, the Partnership sold its four FNMA Certificates with an aggregate carrying value of $698,869 to a third party. The Partnership received cash proceeds of $699,907 from the sale, including accrued interest of $2,572. The Partnership recognized a loss of $1,534 on the sale.

On January 25, 1999, the Partnership also sold all its remaining GNMA Certificates with an aggregate carrying value of $2,519,832 to America First Mortgage Investments, Inc., the holder of the majority of BUCs of the Partnership and the general partner of the general partner of the Partnership. The Partnership's cash proceeds from the sale were $2,625,050, including accrued interest of $13,510. The Partnership recognized a gain of $91,732 on the sale.

Proceeds from the transactions described above were distributed to investors on February 1, 1999.

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

                                   AMERICA FIRST PREP FUND 2 PENSION
                                   SERIES LIMITED PARTNERSHIP

                                   By America First Capital
                                      Associates Limited
                                      Partnership Six, General
                                      Partner of the Registrant

                                   By America First Mortgage Investments, Inc.
                                      General Partner of America First
                                      Capital Associates Limited
                                      Partnership Six

                                   By /s/ Stewart Zimmerman
                                      Stewart Zimmerman,
                                      President
				                                  and Chief Executive Officer



Date:  March 29, 1999

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.






Date: 	March  29, 1999				 By /s/ Michael B. Yanney*
                             Michael B. Yanney
 																							  	  Chairman of the Board

Date: 	March  29, 1999				 By /s/ Stewart Zimmerman
                             Stewart Zimmerman
																									  		Chief Executive Officer and Director

Date: 	March  29, 1999				 By /s/ Gary Thompson
                             Gary Thompson
																									  		Chief Financial Officer

Date: 	March  29, 1999				 By /s/ Michael L. Dahir*
                             Michael L. Dahir
																									  		Director

Date: 	March  29, 1999				 By /s/ George V. Janzen*
                             George V. Janzen
																									  		Director

Date: 	March  29, 1999				 By /s/ George H. Krauss*
                             George H. Krauss
																									  		Director

Date: 	March  29, 1999				 By /s/ Gregor Medinger*
                             Gregor Medinger
																									  		Director

Date: 	March  29, 1999				 By /s/ W. David Scott*
                             W. David Scott
																									  		Director


* By Stewart Zimmerman, Attorney-in-fact

/s/ Stewart Zimmerman
Stewart Zimmerman

                                  EXHIBIT 24

                              POWER OF ATTORNEY

                                POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc. and America First PREP Fund 2 Pension Series Limited Partnership.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 1999.


		                                               /s/ Michael Yanney
				                                              			Michael Yanney

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc. and America First PREP Fund 2 Pension Series Limited Partnership.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 1999.


		                                               /s/ Michael L. Dahir
							                                              Michael L. Dahir

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc. and America First PREP Fund 2 Pension Series Limited Partnership.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 1999.


		                                               /s/ George V. Janzen
                                              							George V. Janzen

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc. and America First PREP Fund 2 Pension Series Limited Partnership.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 1999.


		                                               /s/ George H. Krauss
							                                              George H. Krauss

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc. and America First PREP Fund 2 Pension Series Limited Partnership.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 1999.


		                                               /s/ Gregor Medinger
                                              							Gregor Medinger

                               POWER OF ATTORNEY


The undersigned hereby appoints Stewart Zimmerman as his agent and attorney-in-fact for the purpose of executing and filing all reports on Form 10-K relating to the year ending December 31, 1998, and any amendments thereto, required to be filed with the Securities and Exchange Commission by America First Mortgage Investments, Inc. and America First PREP Fund 2 Pension Series Limited Partnership.

IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney as of the 1st day of February 1999.


		                                               /s/ W. David Scott
                                              							W. David Scott