Form 10-Q
period 1999-03-31
AMERICA FIRST PREP FUND 2 PENSION SERIES LTD PARTNERSHIP
filed 1999-05-14
CIK 812565

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended March 31, 1999 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                             March 31, 1999      Dec. 31, 1998
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $   1,039,253       $     530,880
 Investment in mortgage-backed securities (Note 5)                                                    -              3,409,301
 Investment in preferred real estate participations (PREPs),
  net of valuation allowance (Note 6)                                                                 -                   -
 Interest receivable												                                                     	               4,845              35,796
 Other assets                                                                                        7,677             108,411
                                                                                             --------------      --------------
                                                                                             $   1,051,775       $   4,084,388
                                                                                             ==============      ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                  $      46,464       $      62,506
  Distribution payable (Note 4)                                                                     35,324              55,548
                                                                                             --------------      --------------
                                                                                                    81,788             118,054
                                                                                             --------------      --------------
 Partners' Capital
  General Partner                                                                                      100                 100
  Beneficial Unit Certificate Holders
  ($1.07 per BUC in 1999 and $4.38 in 1998)                                                        969,887           3,966,234
                                                                                             --------------      --------------
                                                                                                   969,987           3,966,334
                                                                                             --------------      --------------
                                                                                             $   1,051,775       $   4,084,388
                                                                                             ==============      ==============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                                                             For the Three       For the Three
                                                                                              Months Ended        Months Ended
                                                                                             Mar. 31, 1999       Mar. 31, 1998
                                                                                             --------------      --------------
Income
 Mortgage-backed securities income                                                           $      17,322       $     132,500
 Equity in earnings of property partnerships                                                        20,081              15,508
 Interest income on temporary cash investments                                                      12,001              34,800
 Gain on sale of mortgage-backed securities                                                         90,198                -
                                                                                             --------------     ---------------
                                                                                                   139,602             182,808
Expenses
 General and administrative expenses (Note 7)                                                       67,443             188,973
                                                                                             --------------     ---------------
Net income (loss)                                                                                   72,159              (6,165)
Other comprehensive income:
 Unrealized holding losses on securities
  Unrealized holding losses arising during the period                                              (14,309)            (25,637)
  Plus reclassification adjustment for net gains included in net income                            (90,198)               -
                                                                                             --------------      --------------
 Change in net unrealized holding losses                                                          (104,507)            (25,637)
                                                                                             --------------      --------------
Comprehensive income                                                                         $     (32,348)      $     (31,802)
                                                                                             ==============      ==============
Net income (loss) allocated to:
 General Partner                                                                             $      29,639       $       2,885
 BUC Holders                                                                                        42,520              (9,050)
                                                                                             --------------      --------------
                                                                                             $      72,159       $      (6,165)
                                                                                             ==============      ==============
Net income (loss), basic and diluted, per BUC                                                $         .05       $        (.01)
                                                                                             ==============      ==============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 1999
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                              General          Certificate
                                                                              Partner              Holders               Total
                                                                        --------------     ----------------     ---------------
Partner's Capital (excluding accumulated other comprehensive income)
 Balance at December 31, 1998	                                          $  	      100	     $   	 3,861,727     	$    3,861,827
 Net income                                                                    29,639               42,520              72,159
 Cash distributions paid or accrued (Note 4)                                  (29,639)          (2,934,360)         (2,963,999)
                                                                        --------------     ----------------     ---------------
                                                                                  100              969,887             969,987
Accumulated Other Comprehensive Income                                  --------------     ----------------     ---------------
 Balance at December 31, 1998                                                    -                 104,507             104,507
 Net change                                                                      -                (104,507)           (104,507)
                                                                        --------------     ----------------     ---------------
                                                                                 -                    -                   -
                                                                        --------------     ----------------     ---------------
Balance at March 31, 1999                                               $        100       $       969,887      $      969,987
                                                                        ==============     ================     ===============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             For the Three       For the Three
                                                                                              Months Ended        Months Ended
                                                                                             Mar. 31, 1999       Mar. 31, 1998
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income (loss)                                                                          $       72,159      $       (6,165)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
    Equity in earnings of property partnerships                                                    (20,081)            (15,508)
    Gain on sale of mortgage-backed securities                                                     (90,198)               -
    Amortization of discount on mortgage-backed securities                                          (1,264)             (3,363)
    Decrease in interest receivable                                                                 30,951               1,390
    Decrease in other assets                                                                       100,734               2,661
    Increase (decrease) in accounts payable                                                        (16,042)            100,877
                                                                                            ---------------     ---------------
 Net cash provided by operating activities                                                          76,259              79,892
                                                                                            ---------------     --------------
Cash flows from investing activities
 Mortgage principal payments received                                                               87,356             186,226
 Distributions received from PREPs                                                                  20,081              15,508
 Proceeds from sale of mortgage-backed securities                                                3,308,900                -
                                                                                            ---------------     ---------------
 Net cash provided by investing activities                                                       3,416,337             201,734
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                             (2,984,223)           (289,729)
                                                                                            ---------------     ---------------
Net increase (decrease) in cash and temporary cash investments                                     508,373              (8,103)
Cash and temporary cash investments at beginning of period                                         530,880           2,577,493
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $    1,039,253      $    2,569,390
                                                                                            ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

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

On April 10, 1998, the Partnership consummated a merger with AF Merger, L.P., a Delaware limited partnership (Merger L.P.), pursuant to an Agreement and Plan of Merger, dated as of July 29, 1997 (the Merger Agreement), among the Partnership, Merger L.P., America First Participating/Preferred Equity Mortgage Fund Limited Partnership, a Delaware limited partnership, America First PREP Fund 2 Limited Partnership, a Delaware limited partnership, and America First Mortgage Investments, Inc., a Maryland corporation (AFM). The Partnership was the surviving limited partnership of the merger with Merger L.P., but as a result of the merger, (i) the general partner interest in AFCA 6 was acquired by AFM, (ii) the limited partner interest in AFCA 6 was acquired by a wholly-owned subsidiary of AFM, (iii) a total 883,422 BUCs of the Partnership were exchanged, at the rate of approximately 1.31 shares per BUC, for 1,153,552 shares of the common stock of AFM and (iv) AFM became the holder of such BUCs. Accordingly, the Partnership has become a partnership subsidiary of AFM. As of March 31, 1999, the holders of 10,455 BUCs elected to continue their current investment in the Partnership through the retention of their BUCs.

Management is in the process of liquidating the remaining assets of the Partnership and will distribute the net proceeds and dissolve the Partnership in accordance with the provisions of the Partnership agreement.

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at March 31, 1999, and results of operations for all periods presented have been made.

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

 B) Investment in Mortgage-Backed Securities
    Investment securities are classified as held-to-maturity,
    available-for-sale, or trading.  Investments classified as held-to-maturity are carried at amortized cost.  Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected in other comprehensive income.
		  Subsequent increases and decreases in the net unrealized gain/loss on the
			 available-for-sale securities are reflected as adjustments to the carrying
			 value of the portfolio and in comprehensive income.  The Partnership does
			 not have investment securities classified as trading.

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

 D) Allowance for Losses on Investment in PREPs
    The allowance for losses on investment in PREPs is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on investments in PREPs.  The allowance is based on the net realizable value of the properties underlying the PREPs.  The
				allowance is periodically reviewed and adjustments are made to the
				allowance when there are significant changes in the net realizable value
				of the properties underlying the PREPs.

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

 H) New Accounting Pronouncement
				On January 1, 1999, the Partnership adopted Statement of Position 98-5,
				"Reporting on the Costs of Start-Up Activities" (SOP 98-5).  SOP 98-5
				requires costs of start-up activities and organization costs to be expensed
				as incurred.  The adoption of SOP 98-5 did not have an impact on the
				Partnership's financial statements.

3. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of cash and temporary cash investments of $1,039,253 at March 31, 1999.

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

5. Investment in Mortgage-Backed Securities

At March 31, 1999, the Partnership did not hold any investments in mortgage-backed securities since the Partnership sold its entire portfolio of mortgage-backed securities on January 25, 1999.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1998			                                                                                 $    3,409,301
  Additions
   Amortization of discount on mortgage-backed securities					                                            		             1,264
   Realized gain on sale of securities                                                                                  90,198
  Deductions
   Mortgage principal payments received                                                                   	            (87,356)
   Change in net unrealized holding gains (losses) on
    available-for-sale securities                                                                                     (104,507)
   Sale of securities                                                                                               (3,308,900)
                                                         											                                            ---------------
Balance at March 31, 1999						                                                                           	     $         -
                                                         											                                            ===============

6.	Investment in PREPs

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

Descriptions of the PREPs held at March 31, 1999, are as follows:

                                                                                                               Carrying
  Name                             Location                 Partnership Name                                     Amount
  --------------------------       --------------------     -----------------------------              -----------------
  Broadmoor Court                  Colorado Springs, CO     Stazier Associates Colorado Springs, Ltd.  $         53,547
  Owings Chase Apartments          Pikesville, MD           Owings Chase Limited Partnership                    150,000
  Laurel Park Apartments           Riverdale, GA            Gold Key Venture                                       -
                                                                                                       -----------------
                                                                                                                203,547
  Less valuation allowance                                                                                     (203,547)
                                                                                                       -----------------
  Balance at March 31, 1999                                                                            $           -
                                                                                                       =================

Reconciliation of the carrying amount of the PREPs is as follows:

Balance at December 31, 1998                                                                           $         -
  Addition
   Equity in earnings of property partnerships                                                                 20,081
  Deduction
   Distributions received from PREPs                                                                          (20,081)
                                                                                                       ---------------
Balance at March 31, 1999                                                                              $         -
                                                                                                       ===============

7. Transactions with Related Parties

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 or an affiliate during the three months ended March 31, 1999, was $64,500. The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)

A property management subsidiary of America First Companies L.L.C.
(America First) has been retained by the property partnerships which own Laurel Park Apartments and Owings Chase Apartments to provide management services for these properties. A director of the general partner of AFCA 6 is a principal owner of America First. The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or
(ii) customary fees for such services determined on a competitive basis and amounted to $12,255 for the three months ended March 31, 1999.

The general partner of the property partnership that owns Owings Chase Apartments is principally owned by an employee of America First. Other affiliates of America First also own nominal interest in such general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership. The general partner did not receive cash distributions from the property partnership during the three months ended March 31, 1999.

On January 25, 1999, the Partnership sold GNMA Certificates with an aggregate carrying value of $2,519,832 to America First Mortgage Investments, Inc., the holder of the majority of BUCs of the Partnership and the general partner of the general partner of the Partnership. The Partnership's cash proceeds from the sale were $2,625,050, including accrued interest of $13,510, which represented the fair market value of the securities. The Partnership recognized a gain of $91,732 on the sale. Proceeds from the sale were distributed February 1, 1999.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of capital include cash flow from operations and, through January, 1999, principal payments on its mortgage-backed securities. The Partnership's primary uses of capital include the payment of operating expenses.

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in four states (the GNMA Certificates); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association (FNMA) (the Single-Family Certificates) and; (iii) limited partnership interests (PREPs) in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. Prior to 1999, the Partnership was repaid by GNMA on the GNMA Certificates collateralized by the Villages at Moonraker, Laurel Park Apartments and Ashwood Apartments. In addition, the Partnership sold its GNMA Certificate collateralized by Owings Chase Apartments to America First Mortgage Investments, Inc. (AFMI), the holder of the majority of BUCs of the Partnership and the general partner of the Partnership. Prior to 1999, the Partnership sold or otherwise disposed of its PREPs in two properties.
During January, 1999, the Partnership sold its remaining GNMA Certificate to AFMI. During January, 1999, the Partnership also sold to AFMI and a third party the Single-Family Certificates it held at December 31, 1998. As a result, at March 31, 1999, the Partnership's only remaining Permanent Investments consisted of the three remaining PREPs. Management is in the process of liquidating the remaining assets of the Partnership and will distribute the net proceeds and dissolve the Partnership in accordance with the provisions of the Partnership agreement.

The following table shows the occupancy levels of the properties financed by the Partnership in which the Partnership continues to hold PREPs at March 31, 1999:

                                                                                                     Number          Percentage
                                                                                 Number            of Units            of Units
 Property Name                               Location                          of Units            Occupied            Occupied
-------------------------------------        ------------------               ---------          ----------         -----------
 Broadmoor Court                             Colorado Springs, CO                   47                  42                 90%
 Laurel Park Apartments                      Riverdale, GA                         387                 375                 97%
 Owings Chase Apartments                     Pikesville, MD                        234                 224                 96%
                                                                              ---------          ----------         -----------
                                                                                   668                 641                 96%
                                                                              =========          ==========         ===========

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                              For the Three      For the Three
                                                                                               Months Ended       Months Ended
                                                                                              Mar. 31, 1999      Mar. 31, 1998
                                                                                              --------------     --------------
Regular monthly distributions
 Income                                                                                       $       .0469      $         -
 Return of capital                                                                                    .0689              .3152
                                                                                              --------------     --------------
                                                                                              $       .1158      $       .3152
                                                                                              ==============     ==============
Special distributions
 Return of capital                                                                            $      3.1230              -
                                                                                              ==============     ==============
Total distributions
 Income                                                                                       $       .0469                -
 Return of capital                                                                                   3.1919              .3152
                                                                                              --------------     --------------
                                                                                              $      3.2388      $       .3152
                                                                                              ==============     ==============
Distributions
	Paid out of cash flow (including mortgage principal payments)                                $      3.7956      $       .3152
 Placed in reserves                                                                                  (.5568)               -
                                                                                              --------------     --------------
                                                                                              $      3.2388      $       .3152
                                                                                              ==============     ==============




Prior to the sale of the GNMA Certificate and Single-Family Certificates as described above, regular monthly distributions to investors consisted primarily of interest and principal received on such investments. Additional cash for distributions was received from PREPs and temporary cash investments. Subsequent to the aforementioned sale, the Partnership's sources of cash for distributions consist of cash received from PREPs and temporary cash investments. The Partnership may draw on reserves to pay operating expenses or to supplement cash distributions to BUC Holders. The Partnership is permitted to replenish its reserves through the sale or refinancing of assets. During the three months ended March 31,1999, a net amount of $504,416 of undistributed mortgage principal payments was placed in reserves. The total amount held in reserves at March 31, 1999, was $1,039,253.

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

Asset Quality

The PREPs held by the Partnership are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. It is the policy of the Partnership to make a periodic review of the real estate underlying the PREPs in order to establish, when necessary, a valuation reserve on the investment in PREPs. The fair value of the properties underlying the PREPs is based on management's best estimate of the net realizable value of such properties; however, the ultimate realized values may vary from these estimates. (See footnote 2C and 2D to the financial statements for further discussion.)

The Partnership previously reduced each of its PREP investments to zero. As such, equity in earnings of the property partnerships are recorded only to the extent distributions are received. The Partnership has no legal obligation to provide additional cash support to the underlying property partnerships as it is not the general partner, nor has it reduced its investment in the PREPs below zero to recognize its allocated share of the property partnerships' losses.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                         For the Three       For the Three            Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                         Mar. 31, 1999       Mar. 31, 1998           From 1998
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $       17,322      $      132,500      $     (115,178)
Equity in earnings of property partnerships                                     20,081              15,508               4,573
Interest income on temporary cash investments                                   12,001              34,800             (22,799)
Gain on the sale of mortgage securities                                         90,198               -                  90,198
                                                                        ---------------     ---------------     ---------------
                                                                               139,602             182,808             (43,206)
General and administrative expenses                                             67,443             188,973            (121,530)
                                                                        ---------------     ---------------     ---------------
Net income (loss)                                                       $       72,159              (6,165)             78,324
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased $115,178 for the three months ended March 31, 1999, compared to the same period in 1998 due to the sales of the Partnership's mortgage-backed securities on January 25, 1999, and December 23, 1998. Since the Partnership no longer holds any investments in mortgage-backed securities, it will not receive such income in the future.

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

Equity in earnings of property partnerships increased $4,573 for the three months ended March 31, 1999, compared to the same period in 1998 due to an increase of $12,974 in cash flow from Owings Chase offset by a decrease of $8,401 in cash flow received from Broadmoor Court.

Interest income on temporary cash investments decreased $22,799 for the three months ended March 31, 1999, compared to the same period in 1998 due to a decrease in the average cash balance as withdrawals were made from reserves in 1998 and distributed to BUC holders.

The Partnership recorded a gain of $90,198 for the three months ended March 31, 1999, in connection with the January 25, 1999, sales of its remaining mortgage-backed securities.

General and administrative expenses decreased $121,530 for the three months ended March 31, 1999, compared to the same period in 1998. This decrease was due primarily to transaction costs of approximately $121,600 incurred in 1998 in conjunction with the merger described in Note 1 to the financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 1999, the Partnership sold
all	of its mortgage-backed securities and, accordingly, is no longer subject to material interest and prepayment risks with respect to its remaining assets.

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

               27.  Financial Data Schedule

          (b) Reports on Form 8-K

               The Registrant filed the following reports on Form 8-K during the quarter for which this report is filed.

               Item Reported      Financial Statements Filed   Date of Report

														 2. Acquisition             No                December 23, 1998
                  or Disposition
                  of Assets


               2. Acquisition             No                 January 25, 1999
                  or Disposition
                  of Assets

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

                                   AMERICA FIRST PREP FUND 2 PENSION
                                   SERIES LIMITED PARTNERSHIP

                                   By America First Capital
                                      Associates Limited
                                      Partnership Six, General
                                      Partner of the Registrant

                                   By America First Mortgage Investments, Inc.,
                                      General Partner of America First
                                      Capital Associates Limited
                                      Partnership Six


                                   By /s/ Stewart Zimmerman
                                      Stewart Zimmerman,
                                      President and Chief Executive Officer

                                   By /s/ Gary Thompson
                                      Gary Thompson
                                      Chief Financial Officer

Date:  May  12, 1999