Form 10-Q
period 1999-06-30
AMERICA FIRST PREP FUND 2 PENSION SERIES LTD PARTNERSHIP
filed 1999-08-13
CIK 812565

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended June 30, 1999 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                              June 30, 1999       Dec. 31, 1998
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $      300,841       $     530,880
 Investment in mortgage-backed securities (Note 5)                                                     -              3,409,301
 Investment in preferred real estate participations (PREPs),
  net of valuation allowance (Note 6)                                                                  -                   -
 Interest receivable												                                                     	                1,988              35,796
 Other assets                                                                                         4,650             108,411
                                                                                             --------------       --------------
                                                                                             $      307,479       $   4,084,388
                                                                                             ==============       ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                  $       36,073       $      62,506
  Distribution payable (Note 4)                                                                      39,988              55,548
                                                                                             --------------       --------------
                                                                                                     76,061             118,054
                                                                                             --------------       --------------
 Partners' Capital
  General Partner                                                                                       100                 100
  Beneficial Unit Certificate Holders
  ($.26 per BUC in 1999 and $4.38 in 1998)                                                          231,318           3,966,234
                                                                                             --------------       --------------
                                                                                                    231,418           3,966,334
                                                                                             --------------       --------------
                                                                                             $      307,479       $   4,084,388
                                                                                             ==============       ==============

The accompanying notes are an integral part of the financial statements.


AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                           For the             For the         For the Six         For the Six
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                     June 30, 1999       June 30, 1998       June 30, 1999       June 30, 1998
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage-backed securities income                  $         -      $         129,308      $       17,332     $       261,808
 Equity in earnings of property partnerships                  -                   -                 20,081              15,508
 Interest income on temporary cash investments              10,255              33,451              22,247              68,251
 Gain on sale of mortgage-backed securities                   -                   -                 90,198                -
 Gain on sale of PREPs                                     404,141                -                404,141                -
                                                    ---------------     ---------------     ---------------     ---------------
                                                           414,396             162,759             553,999             345,567
Expenses
 General and administrative expenses (Note 7)               36,778              57,717             104,222             246,690
                                                    ---------------     ---------------     ---------------     ---------------
Net income                                                 377,618             105,042             449,777              98,877
Other comprehensive income:
 Unrealized holding losses on securities
  Unrealized holding losses arising during the period         -                 (9,324)            (14,309)            (16,313)
  Plus reclassification adjustment for net gains
   included in net income                                     -                   -                (90,198)               -
                                                    ---------------     ---------------     ---------------     ---------------
Change in net unrealized holding losses                       -                 (9,324)           (104,507)            (16,313)
                                                    ---------------     ---------------     ---------------     ---------------
Comprehensive income                                $      377,618      $       95,718      $      345,270      $        82,564
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partner                                    $       11,163      $        2,886      $       40,802      $        5,771
 BUC Holders                                               366,455             102,156             408,975              93,106
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $      377,618      $      105,042      $      449,777      $       98,877
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BUC              $          .41      $          .11      $          .45      $          .10
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                              General          Certificate
                                                                              Partner              Holders               Total
                                                                        --------------     ----------------     ---------------
Partners' Capital (excluding accumulated other comprehensive income)
 Balance at December 31, 1998                                           $         100      $     3,861,727       $   3,861,827
 Net income                                                                    40,802              408,975             449,777
 Cash distributions paid or accrued (Note 4)                                  (40,802)          (4,039,384)         (4,080,186)
                                                                        --------------     ----------------     ---------------
                                                                                  100              231,318             231,418
                                                                        --------------     ----------------     ---------------
Accumulated Other Comprehensive Income
 Balance at December 31, 1998                                                    -                 104,507             104,507
 Net change                                                                      -                (104,507)           (104,507)
                                                                        --------------     ----------------     ---------------
                                                                                 -                    -                   -
                                                                        --------------     ----------------     ---------------
Balance at June 30, 1999                                                $         100      $       231,318       $     231,418
                                                                        ==============     ================     ===============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1999       June 30, 1998
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $      449,777      $       98,877
  Adjustments to reconcile net income to net cash
   from operating activities
    Equity in earnings of property partnerships                                                    (20,081)            (15,508)
    Amortization of discount on mortgage-backed securities                                          (1,264)             (7,358)
    Gain on sale of mortgage-backed securities                                                     (90,198)               -
    Gain on sale of PREPs                                                                         (404,141)               -
    Decrease in interest receivable                                                                 33,808               3,962
    Decrease (increase) in other assets                                                            103,762              (2,062)
    Decrease in accounts payable                                                                   (26,433)            (82,958)
                                                                                            ---------------     ---------------
Net cash provided by (used in) operating activities                                               	 45,230              (5,047)
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Mortgage principal payments received                                                               87,355             431,954
 Distributions received from PREPs                                                                  20,081              15,508
 Proceeds from sale of mortgage-backed securities                                                3,308,900                -
 Proceeds from sale of PREPs                                                                       404,141                -
                                                                                            ---------------     ---------------
Net cash provided by investing activities                                                        3,820,477             447,462
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                             (4,095,746)           (578,105)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments                                               (230,039)           (135,690)
Cash and temporary cash investments at beginning of period                                         530,880           2,577,493
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $      300,841      $    2,441,803
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

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

On April 10, 1998, the Partnership consummated a merger with AF Merger, L.P., a Delaware limited partnership (Merger L.P.), pursuant to an Agreement and Plan of Merger, dated as of July 29, 1997 (the Merger Agreement), among the Partnership, Merger L.P., America First Participating/Preferred Equity Mortgage Fund Limited Partnership, a Delaware limited partnership, America First PREP Fund 2 Limited Partnership, a Delaware limited partnership, and America First Mortgage Investments, Inc., a Maryland corporation (AFM). The Partnership was the surviving limited partnership of the merger with Merger L.P., but as a result of the merger, (i) the general partner interest in AFCA 6 was acquired by AFM, (ii) the limited partner interest in AFCA 6 was acquired by a wholly-owned subsidiary of AFM, (iii) a total 883,422 BUCs of the Partnership were exchanged, at the rate of approximately 1.31 shares per BUC, for 1,153,552 shares of the common stock of AFM and (iv) AFM became the holder of such BUCs. Accordingly, the Partnership has become a partnership subsidiary of AFM. As of June 30, 1999, the holders of 10,455 BUCs elected to continue their current investment in the Partnership through the retention of their BUCs.

As of June 30, 1999, all of the Permanent Investments of the Partnership had been liquidated. Management expects that the remaining assets of the Partnership will be liquidated, the net proceeds will be distributed and the Partnership will be dissolved prior to December 31, 1999.

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December
    31, 1998.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at June 30,
				1999, and results of operations for all periods presented have been made.

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

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

 C) Investment in PREPs
    The investment in PREPs consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are
    accounted for	using the equity method.  When an investment in a PREP has
    been reduced to zero, earnings are recorded only to the extent that distributions are received. PREPs are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. The Partnership held no PREPs at June 30, 1999.

 D) Allowance for Losses on Investment in PREPs
    The allowance for losses on investment in PREPs is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on investments in PREPs.  The allowance is based on the net realizable value of the properties underlying the PREPs.  The
				allowance is periodically reviewed and adjustments are made to the
				allowance when there are significant changes in the net realizable value
				of the properties underlying the PREPs.  The Partnership held no PREPs at
				June 30, 1999.

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

3. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of cash and temporary cash investments of $300,841 at June 30, 1999.

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

5. Investment in Mortgage-Backed Securities

At June 30, 1999, the Partnership did not hold any investments in mortgage-backed securities since the Partnership sold its entire portfolio of mortgage-backed securities on January 25, 1999. (See Note 7.)

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1998			                                                                                 $    3,409,301
  Additions
   Amortization of discount on mortgage-backed securities					                                            		             1,264
   Realized gain on sale of securities                                                                                  90,198
  Deductions
   Mortgage principal payments received                                                                   	            (87,356)
   Change in net unrealized holding gains (losses) on
    available-for-sale securities                                                                                     (104,507)
   Sale of securities                                                                                               (3,308,900)
                                                         											                                            ---------------
Balance at June 30, 1999						                                                                            	     $         -
                                                         											                                            ===============

6.	Investment in PREPs

The Partnership sold its remaining PREP interests during June, 1999; therefore, at June 30, 1999, the Partnership did not hold any investments in PREPs. (See Note 7.)

7. Transactions with Related Parties

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 or an affiliate during the six months ended June 30, 1999, was $106,777 ($42,277 for the quarter ended June 30,
1999). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

A property management subsidiary of America First Companies L.L.C. (America First) has been retained by the property partnerships which own Laurel Park Apartments and Owings Chase Apartments to provide management services for these properties. A director of the general partner of AFCA 6 is a principal owner of America First. The fees for services provided represent the lower of
(i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis. Prior to the Partnership's sale of its PREP interests in such properties during June, 1999, as described below, management fees amounted to $24,324 for the six months ended June 30, 1999 ($12,069 for the quarter ended June 30, 1999).

The general partner of the property partnership that owns Owings Chase Apartments is principally owned by an employee of America First. Other affiliates of America First also own nominal interest in such general partner. The general partner has a nominal interest in the property partnership's profits, losses and cash flow which is subordinate to the interest of the Partnership. The general partner did not receive cash distributions from the property partnership during 1999 prior to the Partnership's sale of its PREP interest in such property during June, 1999, as described below.

On January 25, 1999, the Partnership sold GNMA Certificates with an aggregate carrying value of $2,519,832 to America First Mortgage Investments, Inc.
(AFMI), the holder of the majority of BUCs of the Partnership and the general partner of the general partner of the Partnership. The Partnership's cash proceeds from the sale were $2,625,050, including accrued interest of $13,510, which represented the fair market value of the securities. The Partnership recognized a gain of $91,732 on the sale. Proceeds from the sale were distributed February 1, 1999.

During the quarter ended June 30, 1999, the Partnership sold its PREP interests in Broadmoor Court, Owings Chase Apartments and Laurel Park Apartments to AFMI. The PREP interests, which had an aggregate carrying value of zero, were sold for a total of $404,141 which represented their estimated fair value. The Partnership recognized a gain of $404,141 on the sale. Proceeds from the sale were distributed to BUC holders on August 2, 1999.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of capital include cash flow from operations and, through January, 1999, principal payments on its mortgage-backed securities. The Partnership's primary uses of capital include the payment of operating expenses.

The Partnership originally acquired: (i) five mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association (GNMA) collateralized by first mortgage loans on multifamily housing properties located in four states (the GNMA Certificates); (ii) various mortgage-backed securities collateralized by pools of single-family mortgages and guaranteed as to principal and interest by either GNMA or the Federal National Mortgage Association (FNMA) (the Single-Family Certificates) and; (iii) limited partnership interests (PREPs) in five limited partnerships which own the multifamily housing properties financed by the GNMA Certificates. Prior to 1999, the Partnership was repaid by GNMA on the GNMA Certificates collateralized by the Villages at Moonraker, Laurel Park Apartments and Ashwood Apartments. In addition, the Partnership sold its GNMA Certificate collateralized by Owings Chase Apartments to America First Mortgage Investments, Inc. (AFMI), the holder of the majority of BUCs of the Partnership and the general partner of the Partnership. Prior to 1999, the Partnership sold or otherwise disposed of its PREPs in two properties. During January, 1999, the Partnership sold its remaining GNMA Certificate to AFMI. During January, 1999, the Partnership also sold to AFMI and a third party the Single-Family Certificates it held at December 31, 1998. During the quarter ended June 30, 1999, the Partnership sold to AFMI the three remaining PREPs it held at December 31, 1998. As a result, at June 30, 1999, the Partnership no longer held any Permanent Investments. Management expects that the remaining assets of the Partnership will be liquidated, the net proceeds will be distributed and the Partnership will be dissolved prior to December 31, 1999.

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                                For the Six         For the Six
                                                                                               Months Ended        Months Ended
                                                                                              June 30, 1999       June 30, 1998
                                                                                             --------------      --------------
Regular monthly distributions
 Income                                                                                      $       .2316       $       .1028
 Return of capital                                                                                   -                   .5273
                                                                                             --------------      --------------
                                                                                             $       .2316       $       .6301
                                                                                             ==============      ==============
Special distributions
 Income                                                                                      $       .2198                 -
 Return of capital                                                                                  4.0072                 -
                                                                                             --------------      --------------
                                                                                             $      4.2270       $         -
                                                                                             ==============      ==============
Total distributions
 Income                                                                                      $       .4514       $       .1028
 Return of capital                                                                                  4.0072               .5273
                                                                                             --------------      --------------
                                                                                             $      4.4586       $       .6301
                                                                                             ==============      ==============
Distributions
	Paid out of cash flow (including mortgage principal payments)                               $      4.2002       $       .6301
 Withdrawn from reserves                                                                             .2584               -
                                                                                             --------------      --------------
                                                                                             $      4.4586       $       .6301
                                                                                             ==============      ==============

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                         June 30, 1999       June 30, 1998           From 1998
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      		-           $     129,308      $    (129,308)
Interest income on temporary cash investments                                   10,255              33,451            (23,196)
Gain on sale of PREPs                                                          404,141                -               404,141
                                                                        ---------------     ---------------     ---------------
                                                                               414,396             162,759            251,637
General and administrative expenses                                             36,778              57,717            (20,939)
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      377,618       $     105,042       $    272,576
                                                                        ===============     ===============     ===============

                                                                           For the Six         For the Six             Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                         June 30, 1999       June 30, 1998            From 1998
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $       17,332      $      261,808      $     (244,476)
Equity in earnings of property partnerships                                     20,081              15,508               4,573
Interest income on temporary cash investments                                   22,247              68,251             (46,004)
Gain on sale of mortgage-backed securities                                      90,198                -                 90,198
Gain on sale of PREPs                                                          404,141                -                404,141
                                                                        ---------------     ---------------     ---------------
                                                                               553,999             345,567             208,432
General and administrative expenses                                            104,222             246,690            (142,468)
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      449,777      $       98,877      $      350,900
                                                                        ===============     ===============     ===============

Mortgage-backed securities income decreased for the quarter and six months ended June 30, 1999, compared to the same periods in 1998 due to the sales of the Partnership's mortgage-backed securities on January 25, 1999, and December 23, 1998. Since the Partnership no longer holds any investments in mortgage-backed securities, it will not receive such income in the future.

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

Equity in earnings of property partnerships increased $4,573 for the six months ended June 30, 1999, compared to the same period in 1998 due to an increase of $12,974 in cash flow from Owings Chase offset by a decrease of $8,401 in cash flow received from Broadmoor Court. Since the Partnership no longer holds any investment in PREPs, it will not receive such income in the future.

Interest income on temporary cash investments decreased for the quarter and six months ended June 30, 1999, compared to the same periods in 1998 due to a decrease in the average cash balance as withdrawals were made from reserves in 1998 and 1999 and distributed to BUC holders.

The Partnership recorded a gain of $90,198 for the six months ended June 30, 1999, in connection with the January 25, 1999, sales of its remaining mortgage-backed securities. The Partnership also recorded a gain of $404,141 for the quarter and six months ended June 30, 1999, in connection with the June, 1999 sales of its remaining PREP interests.

General and administrative expenses decreased for the quarter and six months ended June 30, 1999, compared to the same periods in 1998. This decrease was due primarily to a decrease of $23,363 in salaries for the quarter ended June 30, 1999, and transaction costs of approximately $121,600 incurred during the six months ended June 30, 1998, in conjunction with the merger described in
Note 1 to the financial statements.

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

State of Readiness

The IT system maintained by America First consists primarily of personal computers, most of which are connected by a local area network. All accounting and other record keeping functions relating to the Partnership that are conducted in house by America First are performed on this PC-LAN system. America First does not own or operate any "mainframe" computer systems. The PC-LAN system runs software programs that America First believes are compatible with dates after December 31, 1999. America First has engaged a third party computer consulting firm to review and test its PC-LAN system to ensure that it will function correctly after that date and expects that this process, along with any necessary remediation, will be completed by early in the final quarter of 1999. America First believes any Year 2000 problems relating to its IT systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the America First IT systems that will need to be resolved.

Non-IT systems include embedded circuitry such as microcontrollers found in telephone equipment, security and alarm systems, copiers, fax machines, mail room equipment, heating and air conditioning systems and other infrastructure systems that are used by America First in connection with the operation of the Partnership's business. America First is reviewing its non-IT systems along with the providers that service and maintain these systems, with initial emphasis being placed on those, such as telephone systems, which have been identified as necessary to America First's ability to conduct the operation of the Partnership's business activities. America First expects that any necessary modification or replacement of such "mission critical" systems will be accomplished by early in the final quarter of 1999.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In January, 1999, the Partnership sold all	of its mortgage-backed securities
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

Dated: August 13, 1999        AMERICA FIRST PREP FUND 2
                              PENSION SERIES LIMITED PARTNERSHIP

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