Form 10-Q
period 1999-09-30
AMERICA FIRST PREP FUND 2 PENSION SERIES LTD PARTNERSHIP
filed 1999-11-12
CIK 812565

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the quarterly period ended September 30, 1999 or

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
BALANCE SHEETS
(UNAUDITED)

                                                                                             Sept. 30, 1999       Dec. 31, 1998
                                                                                             --------------      --------------
Assets
 Cash and temporary cash investments, at cost which
  approximates market value                                                                  $     171,519        $     530,880
 Investment in mortgage-backed securities (Note 5)                                                     -              3,409,301
 Investment in preferred real estate participations (PREPs),
  net of valuation allowance (Note 6)                                                                  -                   -
 Interest receivable												                                                     	                 853               35,796
 Other assets                                                                                        4,650              108,411
                                                                                             --------------       --------------
                                                                                             $     177,022        $   4,084,388
                                                                                             ==============       ==============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 7)                                                                  $      43,520        $      62,506
  Distribution payable (Note 4)                                                                     35,324               55,548
                                                                                             --------------       --------------
                                                                                                    78,844              118,054
                                                                                             --------------       --------------
 Partners' Capital
  General Partner                                                                                      100                  100
  Beneficial Unit Certificate Holders
  ($.11 per BUC in 1999 and $4.38 in 1998)                                                          98,078            3,966,234
                                                                                             --------------       --------------
                                                                                                    98,178            3,966,334
                                                                                             --------------       --------------
                                                                                             $     177,022        $   4,084,388
                                                                                             ==============       ==============

The accompanying notes are an integral part of the financial statements.


AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

                                                           For the             For the        For the Nine        For the Nine
                                                     Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                    Sept. 30, 1999      Sept. 30, 1998      Sept. 30, 1999      Sept. 30, 1998
                                                    ---------------     ---------------     ---------------     ---------------
Income
 Mortgage-backed securities income                  $         -      $         124,555      $       17,332      $      386,363
 Equity in earnings of property partnerships                  -                 17,698              20,081              33,206
 Interest income on temporary cash investments               3,212              33,879              25,459             102,130
 Gain on sale of mortgage-backed securities                   -                   -                 90,198                -
 Gain on sale of PREPs                                        -                   -                404,141                -
                                                    ---------------     ---------------     ---------------     ---------------
                                                             3,212             176,132             557,211             521,699
Expenses
 General and administrative expenses (Note 7)               30,480              55,520             134,702             302,210
                                                    ---------------     ---------------     ---------------     ---------------
Net income (loss)                                          (27,268)            120,612             422,509             219,489
Other comprehensive income:
 Unrealized holding losses on securities
  Unrealized holding losses arising during the period         -                 (8,932)            (14,309)            (25,245)
  Plus reclassification adjustment for net gains
   included in net income                                     -                   -                (90,198)               -
                                                    ---------------     ---------------     ---------------     ---------------
 Change in net unrealized holding losses                      -                 (8,932)           (104,507)            (25,245)
                                                    ---------------     ---------------     ---------------     ---------------
Comprehensive income                                $      (27,268)     $      111,680      $      318,002      $      194,244
                                                    ===============     ===============     ===============     ===============
Net income allocated to:
 General Partner                                    $        1,060      $       23,007      $       41,862      $       28,778
 BUC Holders                                               (28,328)             97,605             380,647             190,711
                                                    ---------------     ---------------     ---------------     ---------------
                                                    $      (27,268)     $      120,612      $      422,509      $      219,489
                                                    ===============     ===============     ===============     ===============
Net income, basic and diluted, per BUC              $         (.03)     $          .11      $          .42      $          .21
                                                    ===============     ===============     ===============     ===============

The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(UNAUDITED)

                                                                                           Beneficial Unit
                                                                              General          Certificate
                                                                              Partner              Holders               Total
                                                                        --------------     ----------------     ---------------
Partners' Capital (excluding accumulated other comprehensive income)
 Balance at December 31, 1998                                           $         100      $     3,861,727       $   3,861,827
 Net income                                                                    41,862              380,647             422,509
 Cash distributions paid or accrued (Note 4)                                  (41,862)          (4,144,296)         (4,186,158)
                                                                        --------------     ----------------     ---------------
                                                                                  100               98,078              98,178
                                                                        --------------     ----------------     ---------------
Accumulated Other Comprehensive Income
 Balance at December 31, 1998                                                    -                 104,507             104,507
 Net change                                                                      -                (104,507)           (104,507)
                                                                        --------------     ----------------     ---------------
Balance at Sept. 30, 1999                                               $         100      $        98,078       $      98,178
                                                                        ==============     ================     ===============

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the Nine        For the Nine
                                                                                              Months Ended        Months Ended
                                                                                            Sept. 30, 1999      Sept. 30, 1998
                                                                                           ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                 $      422,509      $      219,489
  Adjustments to reconcile net income to net cash
   from operating activities
    Equity in earnings of property partnerships                                                    (20,081)            (33,206)
    Amortization of discount on mortgage-backed securities                                          (1,264)            (11,189)
    Gain on sale of mortgage-backed securities                                                     (90,198)               -
    Gain on sale of PREPs                                                                         (404,141)               -
    Decrease in interest receivable                                                                 34,943               5,132
    Decrease in other assets                                                                       103,761               3,269
    Decrease in accounts payable                                                                   (18,986)            (80,649)
                                                                                            ---------------     ---------------
Net cash provided by operating activities                                                           26,543             102,846
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Mortgage principal payments received                                                               87,356             641,168
 Distributions received from PREPs                                                                  20,081              33,206
 Proceeds from sale of mortgage-backed securities                                                3,308,900                -
 Proceeds from sale of PREPs                                                                       404,141                -
                                                                                            ---------------     ---------------
Net cash provided by investing activities                                                        3,820,478             674,374
                                                                                            ---------------     ---------------
Cash flow used in financing activity
 Distributions paid                                                                             (4,206,382)         (2,881,559)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments                                               (359,361)         (2,104,339)
Cash and temporary cash investments at beginning of period                                         530,880           2,577,493
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                        $      171,519      $      473,154
                                                                                            ===============     ===============
The accompanying notes are an integral part of the financial statements.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

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

On April 10, 1998, the Partnership consummated a merger with AF Merger, L.P., a Delaware limited partnership (Merger L.P.), pursuant to an Agreement and Plan of Merger, dated as of July 29, 1997 (the Merger Agreement), among the Partnership, Merger L.P., America First Participating/Preferred Equity Mortgage Fund Limited Partnership, a Delaware limited partnership, America First PREP Fund 2 Limited Partnership, a Delaware limited partnership, and America First Mortgage Investments, Inc., a Maryland corporation (AFM). The Partnership was the surviving limited partnership of the merger with Merger L.P., but as a result of the merger, (i) the general partner interest in AFCA 6 was acquired by AFM, (ii) the limited partner interest in AFCA 6 was acquired by a wholly-owned subsidiary of AFM, (iii) a total 883,422 BUCs of the Partnership were exchanged, at the rate of approximately 1.31 shares per BUC, for 1,153,552 shares of the common stock of AFM and (iv) AFM became the holder of such BUCs. Accordingly, the Partnership has become a partnership subsidiary of AFM. As of September 30, 1999, the holders of 10,455 BUCs elected to continue their current investment in the Partnership through the retention of their BUCs.

As of June 30, 1999, all Permanent Investments of the Partnership had been liquidated. Management expects that the remaining assets of the Partnership will be liquidated, the net proceeds will be distributed and the Partnership will be dissolved prior to December 31, 1999.

2. Summary of Significant Accounting Policies

 A) Financial Statement Presentation
    The financial statements of the Partnership are prepared without audit on the accrual basis of accounting in accordance with generally accepted accounting principles.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December
    31, 1998.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position at September
			 30, 1999, and results of operations for all periods presented have been made.

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

 B) Investment in Mortgage-Backed Securities
    Investment securities are classified as held-to-maturity,
    available-for-sale, or trading.  Investments classified as held-to-maturity are carried at amortized cost.  Investments classified as available-for-sale are reported at fair value with any unrealized gains or losses excluded from earnings and reflected in other comprehensive income.
		  Subsequent increases and decreases in the net unrealized gain/loss on the
			 available-for-sale securities are reflected as adjustments to the carrying
			 value of the portfolio and in comprehensive income.  The Partnership does
			 not have investment securities classified as trading.  The Partnership
				held no investments in mortgage-backed securities at September 30, 1999.

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

 C) Investment in PREPs
    The investment in PREPs consists of interests in limited partnerships which own properties underlying the mortgage-backed securities and are
    accounted for	using the equity method.  When an investment in a PREP has
    been reduced to zero, earnings are recorded only to the extent that distributions are received. PREPs are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PREPs. The Partnership held no PREPs at September 30, 1999.

 D) Allowance for Losses on Investment in PREPs
    The allowance for losses on investment in PREPs is a valuation reserve which has been established at a level that management feels is adequate to absorb potential losses on investments in PREPs.  The allowance is based on the net realizable value of the properties underlying the PREPs.  The
				allowance is periodically reviewed and adjustments are made to the
				allowance when there are significant changes in the net realizable value
				of the properties underlying the PREPs.  The Partnership held no PREPs at
				September 30, 1999.

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

3. Partnership Reserve Account

The Partnership maintains a reserve account which consisted of cash and temporary cash investments of $171,519 at September 30, 1999.

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

5. Investment in Mortgage-Backed Securities

At September 30, 1999, the Partnership did not hold any investments in mortgage-backed securities since the Partnership sold its entire portfolio of mortgage-backed securities on January 25, 1999. (See Note 7.)

AMERICA FIRST PREP FUND 2 PENSION SERIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

Reconciliation of the carrying amount of the mortgage-backed securities is as follows:

Balance at December 31, 1998			                                                                                 $    3,409,301
  Additions
   Amortization of discount on mortgage-backed securities					                                            		             1,264
   Realized gain on sale of securities                                                                                  90,198
  Deductions
   Mortgage principal payments received                                                                   	            (87,356)
   Change in net unrealized holding gains (losses) on
    available-for-sale securities                                                                                     (104,507)
   Sale of securities                                                                                               (3,308,900)
                                                         											                                            ---------------
Balance at September 30, 1999						                                                                       	     $         -
                                                         											                                            ===============

6.	Investment in PREPs

The Partnership sold its remaining PREP interests during June, 1999; therefore, at September 30, 1999, the Partnership did not hold any investments in PREPs. (See Note 7.)

7. Transactions with Related Parties

Substantially all the Partnership's general and administrative expenses are paid by AFCA 6 or an affiliate and reimbursed by the Partnership. The amount of such expenses reimbursed to AFCA 6 or an affiliate during the nine months ended September 30, 1999, was $129,386 ($22,609 for the quarter ended September 30, 1999). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

A property management subsidiary of America First Companies L.L.C. (America First) has been retained by the property partnerships which own Laurel Park Apartments and Owings Chase Apartments to provide management services for these properties. A director of the general partner of AFCA 6 is a principal owner of America First. The fees for services provided represent the lower of
(i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis. The Partnership sold its PREP interests in such properties during June, 1999, as described below. Management fees incurred prior to the sale amounted to $24,324 for 1999.

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

Distributions

Cash distributions paid or accrued per Beneficial Unit Certificate (BUC) were as follows:

                                                                                               For the Nine        For the Nine
                                                                                               Months Ended        Months Ended
                                                                                             Sept. 30, 1999      Sept. 30, 1998
                                                                                             --------------      --------------
Regular monthly distributions
 Income                                                                                      $       .3475       $       .2105
 Return of capital                                                                                     -                 .7266
                                                                                             --------------      --------------
                                                                                             $       .3475       $       .9371
                                                                                             ==============      ==============
Special distributions
 Income                                                                                      $       .2198       $         -
 Return of capital                                                                                  4.0072              2.2076
                                                                                             --------------      --------------
                                                                                             $      4.2270       $      2.2076
                                                                                             ==============      ==============
Total distributions
 Income                                                                                      $       .5673       $       .2105
 Return of capital                                                                                  4.0072              2.9342
                                                                                             --------------      --------------
                                                                                             $      4.5745       $      3.1447
                                                                                             ==============      ==============
Distributions
	Paid out of cash flow (including mortgage principal payments)                               $      4.1690       $       .9182
 Withdrawn from reserves                                                                             .4055              2.2265
                                                                                             --------------      --------------
                                                                                             $      4.5745       $      3.1447
                                                                                             ==============      ==============

Results of Operations

The tables below compare the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended           (Decrease)
                                                                        Sept. 30, 1999      Sept. 30, 1998           From 1998
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $      		-           $     124,555      $    (124,555)
Equity in earnings of property partnerships                                      -                  17,698            (17,698)
Interest income on temporary cash investments                                    3,212              33,879            (30,667)
                                                                        ---------------     ---------------     ---------------
                                                                                 3,212             176,132           (172,920)
General and administrative expenses                                             30,480              55,520            (25,040)
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      (27,268)      $     120,612      $    (147,880)
                                                                        ===============     ===============     ===============

                                                                          For the Nine        For the Nine            Increase
                                                                          Months Ended        Months Ended           (Decrease)
                                                                        Sept. 30, 1999      Sept. 30, 1998            From 1998
                                                                        ---------------     ---------------     ---------------
Mortgage-backed securities income                                       $       17,332      $      386,363      $     (369,031)
Equity in earnings of property partnerships                                     20,081              33,206             (13,125)
Interest income on temporary cash investments                                   25,459             102,130             (76,671)
Gain on sale of mortgage-backed securities                                      90,198                -                 90,198
Gain on sale of PREPs                                                          404,141                -                404,141
                                                                        ---------------     ---------------     ---------------
                                                                               557,211             521,699              35,512
General and administrative expenses                                            134,702             302,210            (167,508)
                                                                        ---------------     ---------------     ---------------
Net income                                                              $      422,509      $      219,489     $       203,020
                                                                        ===============     ===============     ===============

Since the Partnership sold its remaining investments in mortgage-backed securities on January 25, 1999 and December 23, 1998, it did not receive income from such investments during the quarter ended September 30, 1999, nor will it receive such income in the future. As a result of the sales, mortgage-backed securities income decreased for the quarter and nine months ended September 30, 1999, compared to the same periods in 1998.

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

Since the Partnership sold its remaining investments in PREPs during the quarter ended June 30, 1999, it did not receive income from such investments during the quarter ended September 30, 1999, nor will it receive such income in the future. Prior to the sale, the Partnership recorded earnings to the extent distributions were received for the periods presented. Equity in earnings of property partnerships decreased for the nine months ended September 30, 1999 compared to the same period in 1998 due to a decrease of approximately $24,800 in cash flow received from Broadmoor Court which was partially offset by an increase of approximately $11,700 in cash flow received from Owings Chase.

Interest income on temporary cash investments decreased for the quarter and nine months ended September 30, 1999, compared to the same periods in 1998 due to a decrease in the average cash balance as withdrawals were made from reserves in 1998 and 1999 and distributed to BUC holders.

The Partnership recorded a gain of $90,198 for the nine months ended September 30, 1999, in connection with the January 25, 1999, sales of its remaining mortgage-backed securities. The Partnership also recorded a gain of $404,141 for the nine months ended September 30, 1999, in connection with the June, 1999 sales of its remaining PREP interests.

General and administrative expenses decreased for the quarter and nine months ended September 30, 1999, compared to the same periods in 1998. The decrease for the quarter was due to an overall reduction in expenses, primarily salaries. The decrease for the nine months ended was due primarily to a decrease of $40,868 in salaries and related expenses and transaction costs of approximately $121,600 incurred during the nine months ended September 30, 1998, in conjunction with the merger described in Note 1 to the financial statements.

Year 2000

Because management expects that the remaining assets of the Partnership will be liquidated, the net proceeds will be distributed and the Partnership will be dissolved prior to December 31, 1999, management does not anticipate that the Partnership will be affected any Year 2000 problems.

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

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               Item Reported      Financial Statements Filed    Date of Report

               2. Acquisition                No                 May 21, 1999
                  or Disposition
                  of Assets

	                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 11, 1999      AMERICA FIRST PREP FUND 2
                              PENSION SERIES LIMITED PARTNERSHIP

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